Form 10-Q
period 1996-03-31
CNB BANCORP INC /NY/
filed 1996-05-15
CIK 839928

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996      Commission File Number: 0-17501

                           CNB BANCORP, INC.
          (Exact Name of Registrant as Specified in its Charter)

           New York                             14-1709485
(State or other jurisdiction of     (IRS Employer Identification Number)
 incorporation or organization)

10-24 North Main Street, P.O. Box 873, Gloversville, New York,  12078
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (518) 773-7911

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)      No	(  )


Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                       Number of Shares Outstanding
Class of Common Stock                      as of April 29, 1996
   $5.00 par value                               800,000

                                    INDEX
                                                                     Page No.
PART I   FINANCIAL INFORMATION

Item 1   Consolidated interim financial statements (unaudited):

         Consolidated statements of income for the three months
         ending March 31, 1996 and 1995                                 1

         Consolidated statements of financial condition as of
         March 31, 1996 and December 31, 1995                           2

         Consolidated statements of cash flows for the three
         months ending March 31, 1996 and 1995                          3

         Notes to consolidated financial statements                     4

Item 2   Management's discussion and analysis

PART II  OTHER INFORMATION

Item 1   Legal proceedings - none

Item 2   Changes in securities - none

Item 3   Defaults upon senior securities - none

Item 4   Submission of matters to a vote of security holders - none

Item 5   Other information - none

Item 6   (a) Exhibits - not applicable
         (b) Reports on Form 8-K - none


                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                             3 MONTHS ENDED
                                                                                MARCH 31,
                                                                            1996           1995
INTEREST INCOME:
  Interest and fees on loans                                          $2,441,157     $2,319,331
  Interest on federal funds sold                                          81,055         59,460
  Interest and dividends on securities available for sale                767,820        727,910
  Interest and dividends on securities held to maturity                  459,437        424,442

    Total interest income                                              3,749,469      3,531,143

INTEREST EXPENSE:
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                   409,926        367,241
    Regular savings, N.O.W. and money market accounts                    530,387        495,701
    Other time deposits                                                  739,645        568,942
  Interest on securities sold under agreements to repurchase               4,300         12,012
  Interest on other borrowed money                                             0          1,067

    Total interest expense                                             1,684,258      1,444,963
    Net interest income                                                2,065,211      2,086,180
  Provision for loan losses                                               30,000         75,000

    Net interest income after provision for loan losses                2,035,211      2,011,180

OTHER INCOME:
  Income from fiduciary activities                                        26,980         33,275
  Service charges on deposit accounts                                     79,056         78,409
  Other income                                                            59,913         53,510

    Total other income                                                   165,949        165,194

OTHER EXPENSES:
  Salaries and employee benefits                                         547,743        525,003
  Occupancy expense, net                                                  82,610         60,301
  Furniture and equipment expense                                         77,054         65,977
  External data processing expense                                       101,999        101,490
  F.D.I.C. insurance expense                                                 500         90,996
  Printing, stationery and supplies                                       39,186         37,900
  Other expenses                                                         254,494        208,813

    Total other expenses                                               1,103,586      1,090,480

  Income before income taxes                                           1,097,574      1,085,894
  Applicable income taxes                                                326,357        322,730

    NET INCOME                                                          $771,217       $763,164

  Net income and dividends per common share(800,000 shares):
    Net income                                                             $0.96          $0.95
    Dividends                                                               0.37           0.34

See accompanying notes to consolidated interim financial statements


                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                            (UNAUDITED)

ASSETS                                                     3/31/96         12/31/95

Cash and due from banks:
  Non-interest bearing                                $  6,710,127     $  8,090,358
Federal funds sold                                       9,200,000        8,300,000
Available for sale securities, at fair value
  U.S. Treasury and Other U.S. Government agencies      31,287,483       31,205,424
  Collateralized mortgage obligations:
    U.S. Government agencies                             8,752,986        9,090,097
    Privately-issued                                       175,027          286,288
  Obligations of states & political subdivisions         9,842,643       10,168,336
  Nonmarketable equity securities                          240,000          150,000

    Total available for sale securities                 50,298,139       50,900,145

Held to maturity securities(approximate fair value at
3/31/96 - $32,260,844; at 12/31/95 - $27,653,665)
  U.S. Government agencies                              18,864,253       15,198,065
  Obligations of states & political subdivisions        12,859,779       11,565,393

    Total held to maturity securities                   31,724,032       26,763,458

Loans                                                  113,927,154      111,457,153
   Unearned income                                      (7,040,416)      (6,982,989)
   Allowance for loan losses                            (1,524,598)      (1,505,159)

           Net loans                                   105,362,140      102,969,005

Premises and equipment                                   2,269,373        2,109,868
Accrued interest receivable                              1,756,831        1,497,789
Other assets                                               977,231          885,560

       Total assets                                   $208,297,873     $201,516,183

LIABILITIES

Deposits:
   Demand (non interest bearing)                       $18,206,075      $17,119,532
   Regular savings, N.O.W. and money market accounts    76,042,305       74,407,969
   Certificates and time deposits of $100,000 or more   32,762,054       28,520,079
   Other time deposits                                  53,812,992       54,300,627

     Total deposits                                    180,823,426      174,348,207

Securities sold under agreements to repurchase             504,371          825,137
Other liabilities                                          613,722          363,461

       Total liabilities                               181,941,519      175,536,805

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,000,000 shares
  authorized, 800,000 shares issued and outstanding
  in 1996 and 1995                                       4,000,000        4,000,000
Surplus                                                  4,000,000        4,000,000
Undivided profits                                       18,079,879       17,604,662
Net unrealized gain on available for sale
  securities(net of tax effect)                            276,475          374,716

       Total stockholders' equity                       26,356,354       25,979,378

       Total liabilities and stockholders' equity     $208,297,873     $201,516,183

  See accompanying notes to consolidated financial statements


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                        3 MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                       1996           1995

Cash flows from operating activities:
  Net income                                                                                     $  771,217     $  763,164
Adjustments to reconcile net income to cash provided by (used in) operating activities:
  Increase in interest receivable                                                                  (259,042)      (168,748)
  (Increase) decrease in other assets                                                                36,293       (584,656)
  (Increase) decrease in prepaid expenses                                                            17,803       (166,586)
  Increase in interest payable                                                                       13,776        141,837
  Increase in accrued taxes                                                                         228,744        223,179
  Increase in other liabilities                                                                       7,741         25,660
  (Benefit) expense for deferred taxes                                                              (15,573)         4,423
  Depreciation                                                                                       75,778         53,791
  Amortization of premiums/discounts on securities, net                                              38,372         44,434
  Provision for loan losses                                                                          30,000         75,000

  Total adjustments                                                                                 173,892       (351,666)

    Net cash provided by operating activities                                                       945,109        411,498

Cash flows from investing activities:
  Purchase of securities held to maturity                                                        (7,121,394)    (1,956,925)
  Purchase of securities available for sale                                                      (3,328,246)    (1,205,440)
  Proceeds from matured securities held to maturity                                               2,148,926        551,386
  Proceeds from matured securities available for sale                                             3,736,681      1,926,329
  Net increase in federal funds sold                                                               (900,000)      (600,000)
  Net increase in loans                                                                          (2,484,477)    (2,474,615)
  Capital expenditures                                                                             (235,283)      (222,030)

    Net cash used by investing activities                                                        (8,183,793)    (3,981,295)

Cash flows from financing activities:
  Net increase in deposits                                                                        6,475,219      2,659,669
  Increase (decrease) in securities sold under agreement to repurchase                             (320,766)       183,187
  Payment of dividends                                                                             (296,000)      (272,000)

    Net cash provided by financing activities                                                     5,858,453      2,570,856

Net decrease in cash and cash equivalents                                                        (1,380,231)      (998,941)
Cash and cash equivalents beginning of period                                                     8,090,358      6,656,723

Cash and cash equivalents end of period                                                          $6,710,127     $5,657,782

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                                     $1,670,482     $1,303,126
    Income taxes                                                                                    109,209         92,695

Supplemental schedule of noncash investing activities:
  Net reduction in loans resulting from the transfer to real estate owned                            61,342              0
  Net decrease in the unrealized loss on available for sale securities
    (net of deferred tax reduction of $371,125 at 3/31/95)                                                0        538,346
  Net decrease in the unrealized gain on available for sale securities
    (net of deferred tax reduction of $68,852 at 3/31/96)                                            98,241              0

See accompanying notes to consolidated interim financial statements


CNB BANCORP, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

The accounting and reporting policies of CNB Bancorp, Inc. (the Company) and City National Bank and Trust Company (subsidiary Bank) conform to generally accepted accounting principles in a consistent manner and are in accordance with the general practices within the banking field. Amounts in the prior period's consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current period's consolidated financial statements.

In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1996 and December 31, 1995, and the results of operations and the changes in cash flows for the three months ended March 31, 1996 and 1995. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1995 Annual Report and Form 10-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

CNB BANCORP, INC.


April 29, 1996                         By /s/ William N. Smith
Date                                          William N. Smith
                                              Chairman of the Board, President
                                              and Chief Executive Officer




April 29, 1996                         By /s/ George A. Morgan
Date                                          George A. Morgan
                                              Vice President and Secretary
                                              (Principal Financial Officer)

CNB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW:

Liquidity:

There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 1996. Funds from repayment of loans, maturing and available for sale securities, and growth of deposit accounts are available to satisfy any normal needs that may arise.

Capital Resources:

The subsidiary Bank is currently constructing a new branch office in the Town of Perth, Fulton County at an approximate total cost of $500,000. It is not anticipated that the cost of this new branch will materially effect capital or future earnings of the Company or the subsidiary Bank.

Stockholder's equity to total assets decreased slightly during the first three months of 1996 from 12.9% at December 31, 1995 to 12.7% at March 31, 1996. The subsidiary Bank has experienced loan growth of approximately $2.4 million during the first three months of 1996. This growth in loans was funded by an increase in deposits of $6.5 million. The remaining growth in deposits was used to increase liquidity with increases in federal funds sold and securities.

As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1995 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.

                                                                                    Regulatory
                                                           3/31/96      12/31/95    Guidelines

Total risk based capital to net risk weighted assets       25.3%        25.6%       8.0%
Tier 1 risk based capital to net risk weighted assets      24.1         24.4        4.0
Leverage ratio (Tier 1/adjusted total assets)              12.5         12.7        3.0


No significant events have occurred during the current quarter to materially impact the Companys' capital.



Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Total interest income for the first quarter of 1996 increased 6.2% from the corresponding period of 1995, while total interest expense increased by 16.6% from the corresponding period of 1995. Net interest income decreased 1.0% from the prior year period reflecting the continued effect of narrower margins between interest earning assets and interest bearing liabilities. The provision for loan losses was down 60.0% from the prior year period. Net charge-offs decreased $4,134 from the prior year period, a decline of 28.1%. The allowance for loan losses as a percent of loans outstanding at March 31, 1996 was 1.43% compared to 1.36% at March 31, 1995. Non-interest income was virtually unchanged from the prior year period with lower fiduciary fees being offset by increases in service charges and other income. Non-interest expense increased 1.2% due to increases in salaries and employee benefits, occupancy and furniture and equipment expense and other expenses partially offset by a reduction in F.D.I.C. insurance expense. The higher staff expenses were due to higher insurance expenses and normal salary adjustments. The higher occupancy and furniture and equipment expenses were due to higher depreciation amounts and higher utility costs in 1996. The higher other expenses were due mainly to higher legal and professional fees. Net income was virtually unchanged showing an increase of 1.1% over 1995's comparable period.