Form 10-Q
period 1996-06-30
CNB BANCORP INC /NY/
filed 1996-08-07
CIK 839928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996       Commission File Number: 0-17501

                             CNB BANCORP, INC.
              ------------------------------------------------------
	      (Exact Name of Registrant as Specified in its Charter)

	   New York                               14-1709485
- -------------------------------      ------------------------------------
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)

10-24 North Main Street, P.O. Box 873, Gloversville, New York, 12078
- ---------------------------------------------------------------------
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

Yes  [ X ]    No   [   ]

Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                       Number of Shares Outstanding
Class of Common Stock                      as of July 22, 1996
- ---------------------                  ----------------------------
   $5.00 par value                               800,000

CNB BANCORP, INC. AND SUBSIDIARY
INDEX
                                                                   Page No.
PART I   FINANCIAL INFORMATION

Item 1   Consolidated interim financial statements (unaudited):

	 Consolidated statements of income for the three months
	 ending June 30, 1996 and 1995 and the six months
	 ending June 30, 1996 and 1995                                 1

	 Consolidated statements of financial condition as of
	 June 30, 1996 and December 31, 1995                           2

	 Consolidated statements of cash flows for the six months
	 ending June 30, 1996 and 1995                                 3

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

Item 3   Defaults upon senior securities - none

Item 4   Submission of matters to a vote of security holders - none

Item 5   Other information - none

Item 6   (a) Exhibits - not applicable
	 (b) Reports on Form 8-K - none

CNB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
								   3 MONTHS ENDED             6 MONTHS ENDED
								       JUNE 30,                  JUNE 30,
								  1996         1995         1996         1995

INTEREST INCOME:
  Interest and fees on loans                                      $2,396,811   $2,437,338   $4,837,968   $4,756,669
  Interest on federal funds sold                                      88,433       84,343      169,488      143,803
  Interest on balances due from depository institutions                2,607            0        2,607            0
  Interest and dividends on securities available for sale            820,115      725,603    1,587,935    1,453,513
  Interest and dividends on securities held to maturity              509,429      458,548      968,866      882,990

    Total interest income                                          3,817,395    3,705,832    7,566,864    7,236,975
INTEREST EXPENSE:
  Interest on deposits:
    Certificates and time deposits of $100,000 or more               502,273      444,911      912,199      812,152
    Regular savings, N.O.W. and money market accounts                512,691      498,610    1,043,078      994,311
    Other time deposits                                              708,977      703,351    1,448,622    1,272,293
  Interest on securities sold under agreements to repurchase           2,523        3,616        6,823       15,628
  Interest on other borrowed money                                         0          149            0        1,216

    Total interest expense                                         1,726,464    1,650,637    3,410,722    3,095,600
    Net interest income                                            2,090,931    2,055,195    4,156,142    4,141,375
  Provision for loan losses                                           30,000       75,000       60,000      150,000

    Net interest income after provision for loan losses            2,060,931    1,980,195    4,096,142    3,991,375
OTHER INCOME:
  Income from fiduciary activities                                    27,347       34,204       54,327       67,479
  Service charges on deposit accounts                                 91,679       82,442      170,735      160,851
  Other income                                                        53,761      118,285      113,674      171,795

    Total other income                                               172,787      234,931      338,736      400,125
OTHER EXPENSES:
  Salaries and employee benefits                                     545,287      525,136    1,093,030    1,050,139
  Occupancy expense, net                                              62,530       57,342      145,140      117,643
  Furniture and equipment expense                                     73,284       89,127      150,338      155,104
  External data processing expense                                   108,708      101,655      210,707      203,145
  F.D.I.C. insurance expense                                             500       92,007        1,000      183,003
  Printing, stationery and supplies                                   36,841       41,920       76,027       79,820
  Other expenses                                                     228,832      223,130      483,326      431,943

    Total other expenses                                           1,055,982    1,130,317    2,159,568    2,220,797

  Income before income taxes                                       1,177,736    1,084,809    2,275,310    2,170,703
  Applicable income taxes                                            354,967      322,665      681,324      645,395

    NET INCOME                                                      $822,769     $762,144   $1,593,986   $1,525,308

  Net income and dividends per common share (800,000 shares):
    Net income                                                         $1.03        $0.96        $1.99        $1.91
    Dividends                                                           0.37         0.34         0.74         0.68
  See accompanying notes to consolidated interim financial statements

CNB BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

ASSETS                                                                             6/30/96               12/31/95


Cash and due from banks:
  Non-interest bearing                                                             $6,072,179            $8,090,358
  Interest bearing                                                                     10,062                     0
Federal funds sold                                                                  3,600,000             8,300,000
Available for sale securities, at fair value
  U.S. Treasury and Other U.S. Government agencies                                 36,326,452            31,205,424
  Collateralized mortgage obligations
    U.S. Government agencies                                                        9,515,003             9,090,097
    Privately-issued
  Obligations of states & political subdivisions                                   10,313,759            10,168,336
  Nonmarketable equity securities                                                     834,800               150,000

    Total available for sale securities                                            57,042,895            50,900,145
Held to maturity securities(approximate fair value at 6/30/96 -
$34,064,463; at 12/31/95 - $27,653,665)
  U.S. Government agencies                                                         20,481,568            15,198,065
  Obligations of states & political subdivisions                                   13,370,077            11,565,393

    Total held to maturity securities                                              33,851,645            26,763,458

Loans                                                                             112,421,270           111,457,153
   Unearned income                                                                 (7,264,356)           (6,982,989)
   Allowance for loan losses                                                       (1,541,165)           (1,505,159)

	   Net loans                                                              103,615,749           102,969,005
Premises and equipment                                                              2,476,417             2,109,868
Accrued interest receivable                                                         1,720,902             1,497,789
Other assets                                                                          890,135               885,560

       Total assets                                                              $209,279,984          $201,516,183

LIABILITIES

Deposits:
   Demand (non interest bearing)                                                  $15,672,589           $17,119,532
   Regular savings, N.O.W. and money market accounts                               72,520,393            74,407,969
   Certificates and time deposits of $100,000 or more                              40,339,892            28,520,079
   Other time deposits                                                             53,170,184            54,300,627

     Total deposits                                                               181,703,058           174,348,207

Securities sold under agreements to repurchase                                        408,762               825,137
Other liabilities                                                                     429,669               363,461

       Total liabilities                                                          182,541,489           175,536,805

STOCKHOLDERS' EQUITY
Common stock, $5 par value, 2,000,000 shares authorized,
  800,000 shares issued and outstanding in 1996 and 1995                            4,000,000             4,000,000
Surplus                                                                             4,000,000             4,000,000
Undivided profits                                                                  18,606,648            17,604,662
Net unrealized gain on available for sale securities (net of tax effect)              131,847               374,716

       Total stockholders' equity                                                  26,738,495            25,979,378

       Total liabilities and stockholders' equity                                $209,279,984          $201,516,183

  See accompanying notes to consolidated financial statements


							 CNB BANCORP, INC.
					       CONSOLIDATED STATEMENTS OF CASH FLOWS
							    (UNAUDITED)

											  6 MONTHS ENDED
											      JUNE 30,
										      1996               1995

Cash flows from operating activities:
     Net income                                                                       $1,593,986         $1,525,308
Adjustments to reconcile net income to cash provided by operating activities:
     (Increase) decrease in interest receivable                                         (223,113)            33,645
     Decrease in other assets                                                            153,460            131,831
     (Increase) decrease in prepaid expenses                                              38,588            (42,601)
     Increase in interest payable                                                         65,814             55,015
     Decrease in accrued taxes                                                           (39,039)           (20,386)
     Increase in other liabilities                                                        39,433             37,716
     Benefit for deferred taxes                                                          (23,899)            (5,075)
     Depreciation                                                                        136,205            125,982
     Amortization of premiums/discounts on securities, net                                82,631             86,473
     Provision for loan losses                                                            60,000            150,000

     Total adjustments                                                                   290,080            552,600

       Net cash provided by operating activities                                       1,884,066          2,077,908
  Cash flows from investing activities:
     Purchase of securities held to maturity                                         (11,402,061)        (4,382,282)
     Purchase of securities available for sale                                       (14,701,395)        (4,101,104)
     Proceeds from matured securities held to maturity                                 4,281,858          4,153,142
     Proceeds from matured securities available for sale                               8,099,535          4,081,612
     Net decrease in federal funds sold                                                4,700,000          2,900,000
     Net increase in loans                                                              (713,842)        (3,048,542)
     Capital expenditures                                                               (502,754)          (308,764)

       Net cash used by investing activities                                         (10,238,659)          (705,938)
  Cash flows from financing activities:
     Net increase (decrease) in deposits                                               7,354,851         (1,123,382)
     Increase (decrease) in securities sold under agreement to repurchase               (416,375)            76,331
     Payment of dividends                                                               (592,000)          (544,000)

       Net cash provided by financing activities                                       6,346,476         (1,591,051)

  Net decrease in cash and cash equivalents                                           (2,008,117)          (219,081)
  Cash and cash equivalents beginning of period                                        8,090,358          6,656,723

  Cash and cash equivalents end of period                                             $6,082,241         $6,437,642

  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                        $3,344,908         $3,040,585
      Income taxes                                                                       733,767            665,156
  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                7,098                  0
    Net decrease in the unrealized loss on available for sale securities
      (net of deferred tax reduction of $652,864 at 6/30/95)                                   0            954,231
    Net decrease in the unrealized gain on available for sale securities
      (net of deferred tax reduction of $165,627 at 6/30/96)                             242,869                  0

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1996 and December 31, 1995, and the results of operations and the changes in cash flows for the three months and six months ended June 30, 1996 and 1995. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes therero, which are included in CNB Bancorp, Inc.'s 1995 Annual Report and Form 10-K.

			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.
							CNB BANCORP, INC.

     July 26, 1996                          By /s/ William N. Smith
   -----------------                        -----------------------
	 Date                               William N. Smith
					    Chairman of the Board, President
					    and Chief Executive Officer

     July 26, 1996                          By /s/ George A. Morgan
   -----------------                        ----------------------------------
	 Date                               George A. Morgan
					    Vice President and Secretary
					    (Principal Financial Officer)

CNB BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW:

Liquidity:

There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 1996. Funds from repayment of loans, maturing and available for sale securities, and growth of deposit accounts are available to satisfy any normal needs that may arise.

Capital Resources:

The subsidiary Bank is currently constructing a new branch office in the Town of Perth, Fulton County at an approximate total cost of $600,000. It is not anticipated that the cost of this new branch will materially effect capital or future earnings of the Company or the subsidiary Bank.

Stockholder's equity to total assets decreased slightly during the first six months of 1996 from 12.9% at December 31, 1995 to 12.8% at June 30, 1996. The subsidiary Bank has experienced loan growth of approximately $0.7 million during the first six months of 1996. This growth in loans was funded by an increase in deposits of $7.4 million. The remaining growth in deposits and the reduction in Federal Funds Sold was used to fund the purchases of available for sale securities and held to maturity securities.

As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Company's current ratios, December 31, 1995 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.

                                                                Regulatory
                                       6/30/96     12/31/95     Guidelines
   Total risk based capital to
      net risk weighted assets           26.6%        25.6%         8.0%
   Tier 1 risk based capital to
      net risk weighted assets           25.3         24.4          4.0
   Leverage ratio (Tier 1/
      adjusted total assets)             12.7         12.7          3.0

   No significant events have occurred during the first six months of 1996 to materially impact the Companys' capital.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Total interest income for the second quarter of 1996 increased $111,563 or 3.0% from the corresponding period of 1995, while total interest expense increased $75,827 or 4.6% from the corresponding period of 1995. Net interest income increased $35,736 or 1.7% from the prior year period reflecting the continued effect of narrower net margins being earned on higher volumes of interest earning assets and interest bearing liabilities. The provision for loan losses was down $45,000 or 60.0% from the prior year period. Net charge-offs increased $2,841 to $13,433 from the prior year period, an increase of 26.8%. The allowance for loan losses as a percent of loans outstanding at June 30, 1996 was 1.47% as compared to 1.41% at June 30, 1995. Non-accrual loans increased $263,122 during the second quarter of 1996 to $942,068. This increase was due to the addition of one borrower relationship during the second quarter of 1996. Management considered this relationship when determining the adequacy of the allowance for loan losses at June 30, 1996. Non-interest income decreased
$62,144 or 26.5% from the corresponding period of 1995. This decrease was primarily due to the one time gain in 1995 of the sale of our credit card receivables. Non-interest expense decreased $74,335 or 6.6% due primarily to the reduction in F.D.I.C. insurance expense, partially offset by higher salaries and employee benefits. The higher staff expenses were due to higher insurance expenses and normal salary adjustments. Net income increased $60,625 or 8.0% over the comparable period of 1995 due to the increase in the net interest income as a result of higher volumes in 1996, the reduction in the provision for loan losses and the reduction in total other expenses, partially offset by the reduction in total other income.

Most Recent Year to Date and Corresponding Year to Date Period:

Total interest income for the first six months of 1996 increased $329,889 or 4.6% from the corresponding period of 1995, while total interest expense increased $315,122 or 10.2% from the corresponding period of 1995.
Net interest income was virtually unchanged from the corresponding period of 1995 with an increase of $14,767 or 0.4%. This small increase was due to the narrower margins between loans and investments and interest bearing deposit accounts and the lack of loan demand so far in 1996 as compared to 1995. The provision for loan losses for the first six months of 1996 decreased
$90,000 or 60.0% as compared to the corresponding period of 1995, while net charge-offs decreased $1,293 or 5.1% from the prior year period.
Non-interest income decreased $61,389 or 15.3% from the corresponding period of 1995 due primarily to the one time gain on the sale of the subsidiary Banks' credit card receivables in 1995. Non-interest expense decreased $61,229 or 2.8% from the corresponding period of 1995 primarily due to the reduction in the F.D.I.C. insurance assessment. This reduction in F.D.I.C. insurance expense was partially offset by higher salaries and employee benefits, higher occupancy expenses and higher other operating expenses. The higher staff expenses were due to higher insurance expenses and normal salary adjustments. The higher occupancy expenses were due to higher utility bills and higher maintenance and repair costs of bank premises. Net income increased $68,678 or 4.5% from the same period of the prior year due mainly to the reduction in the provision for loan losses and the reduction in the F.D.I.C. insurance assessment. These reductions were partially offset by the gain on the credit card receivables in 1995 with no comparable item in 1996.