Form 10-Q
period 1996-09-30
CNB BANCORP INC /NY/
filed 1996-11-05
CIK 839928

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549
				 FORM 10-Q
	   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 1996  Commission File Number: 0-17501
			     CNB BANCORP, INC.
			     -----------------
	  (Exact Name of Registrant as Specified in its Charter)
	   New York                             14-1709485
------------------------------    ---------------------------------------
(State or other jurisdiction of     (IRS Employer Identification Number)
incorporation or organization)

10-24 North Main Street, P.O. Box 873, Gloversville, New York,  12078
-------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (518) 773-7911
						      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    -----       -----

Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

				      Number of Shares Outstanding
Class of Common Stock                      as of October 28, 1996
---------------------                  ----------------------------
   $5.00 par value                                800,000

		     CNB BANCORP, INC. AND SUBSIDIARY

				 INDEX

								      Page No.
								      --------
PART I   FINANCIAL INFORMATION
-------
Item 1   Consolidated interim financial statements (unaudited):

	Consolidated statements of income for the three months
	 ending September 30, 1996 and 1995 and the nine months
	 ending September 30, 1996 and 1995                               1

	Consolidated statements of financial condition as of
	 September 30, 1996 and December 31, 1995                         2

	Consolidated statements of cash flows for the nine months
	 ending September 30, 1996 and 1995                               3

	Notes to consolidated financial statements                        4

Item 2   Management's discussion and analysis

PART II  OTHER INFORMATION
-------
Item 1   Legal proceedings - none
Item 2   Changes in securities - none
Item 3   Defaults upon senior securities - none
Item 4   Submission of matters to a vote of security holders - none
Item 5   Other information - none
Item 6   (a) Exhibits - not applicable
	(b) Reports on Form 8-K - none

							 CNB BANCORP, INC.
						 CONSOLIDATED STATEMENTS OF INCOME
							    (UNAUDITED)
									      3 MONTHS ENDED                9 MONTHS ENDED
									       SEPTEMBER 30,                 SEPTEMBER 30,
									   1996           1995           1996           1995
INTEREST INCOME:                                                     -----------    -----------    -----------    -----------
  Interest and fees on loans                                         $2,330,582     $2,352,274     $7,168,550     $7,108,943
  Interest on federal funds sold                                        121,551         93,640        291,039        237,443
  Interest on balances due from depository institutions                     199              0          2,806              0
  Interest and dividends on securities available for sale               884,964        754,766      2,472,899      2,208,279
  Interest and dividends on securities held to maturity                 531,030        437,417      1,499,896      1,320,407
								     -----------    -----------    -----------    -----------
    Total interest income                                             3,868,326      3,638,097     11,435,190     10,875,072
INTEREST EXPENSE:
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                  557,056        387,757      1,469,255      1,199,909
    Regular savings, N.O.W. and money market accounts                   519,786        541,501      1,562,864      1,535,812
    Other time deposits                                                 699,405        748,027      2,148,027      2,020,320
  Interest on securities sold under agreements to repurchase              2,181          2,281          9,004         17,909
  Interest on other borrowed money                                            0            406              0          1,622
								     -----------    -----------    -----------    -----------
    Total interest expense                                            1,778,428      1,679,972      5,189,150      4,775,572
    Net interest income                                               2,089,898      1,958,125      6,246,040      6,099,500
  Provision for loan losses                                              80,000         65,000        140,000        215,000
								     -----------    -----------    -----------    -----------
    Net interest income after provision for loan losses               2,009,898      1,893,125      6,106,040      5,884,500
OTHER INCOME:
  Income from fiduciary activities                                       26,725         25,013         81,052         92,492
  Service charges on deposit accounts                                    93,718         83,617        264,453        244,468
  Other income                                                           83,409         80,837        197,083        252,632
								     -----------    -----------    -----------    -----------
    Total other income                                                  203,852        189,467        542,588        589,592
OTHER EXPENSES:
  Salaries and employee benefits                                        573,902        533,531      1,666,932      1,583,670
  Occupancy expense, net                                                 63,710         68,079        208,850        185,722
  Furniture and equipment expense                                        66,494         72,339        216,832        227,443
  External data processing expense                                      102,163        100,044        312,870        303,189
  F.D.I.C. insurance expense                                                500         (8,873)         1,500        174,130
  Printing, stationery and supplies                                      28,978         30,004        105,005        109,824
  Other expenses                                                        227,297        206,379        710,623        638,322
								     -----------    -----------    -----------    -----------
    Total other expenses                                              1,063,044      1,001,503      3,222,612      3,222,300
								     -----------    -----------    -----------    -----------
  Income before income taxes                                          1,150,706      1,081,089      3,426,016      3,251,792
  Applicable income taxes                                               340,813        323,703      1,022,137        969,098
								     -----------    -----------    -----------    -----------
    NET INCOME                                                         $809,893       $757,386     $2,403,879     $2,282,694
								     ===========    ===========    ===========    ===========
  Net income and dividends per common share(800,000 shares):
    Net income                                                            $1.01          $0.94          $3.00          $2.85
    Dividends                                                              0.37           0.34           1.11           1.02

  See accompanying notes to consolidated interim financial statements

							 CNB BANCORP, INC.
					 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
							    (UNAUDITED)
ASSETS                                                                                                  9/30/96       12/31/95
------                                                                                             ------------   ------------
Cash and due from banks:
  Non-interest bearing                                                                               $5,919,951     $8,090,358
  Interest bearing                                                                                       18,386              0
Federal funds sold                                                                                    9,000,000      8,300,000
Available for sale securities, at fair value
  U.S. Treasury and Other U.S. Government agencies                                                   36,498,337     31,205,424
  Collateralized mortgage obligations:
    U.S. Government agencies                                                                          9,487,637      9,090,097
    Privately-issued                                                                                      2,646        286,288
  Obligations of states & political subdivisions                                                     10,317,342     10,168,336
  Nonmarketable equity securities                                                                       834,800        150,000
												   ------------   ------------
    Total available for sale securities                                                              57,140,762     50,900,145
Held to maturity securities(approximate fair value at 9/30/96 -
$34,160,601; at 12/31/95 - $27,653,665)
  U.S. Government agencies                                                                           20,890,281     15,198,065
  Obligations of states & political subdivisions                                                     12,936,867     11,565,393
												   ------------   ------------
    Total held to maturity securities                                                                33,827,148     26,763,458

Loans                                                                                               113,686,841    111,457,153
   Unearned income                                                                                   (8,002,039)    (6,982,989)
   Allowance for loan losses                                                                         (1,585,436)    (1,505,159)
												   ------------   ------------
	   Net loans                                                                                104,099,366    102,969,005

Premises and equipment                                                                                2,635,659      2,109,868
Accrued interest receivable                                                                           1,790,874      1,497,789
Other assets                                                                                          1,052,176        885,560
												   ------------   ------------
       Total assets                                                                                $215,484,322   $201,516,183
LIABILITIES                                                                                        ============   ============
-----------
Deposits:
   Demand (non interest bearing)                                                                    $18,844,131    $17,119,532
   Regular savings, N.O.W. and money market accounts                                                 74,591,988     74,407,969
   Certificates and time deposits of $100,000 or more                                                41,554,459     28,520,079
   Other time deposits                                                                               52,478,826     54,300,627
												   ------------   ------------
     Total deposits                                                                                 187,469,404    174,348,207

Securities sold under agreements to repurchase                                                          138,227        825,137
Other liabilities                                                                                       600,768        363,461
												   ------------   ------------
     Total liabilities                                                                              188,208,399    175,536,805
STOCKHOLDERS' EQUITY
--------------------
Common stock, $5 par value, 2,000,000 shares authorized,
  800,000 shares issued and outstanding in 1996 and 1995                                              4,000,000      4,000,000
Surplus                                                                                               4,000,000      4,000,000
Undivided profits                                                                                    19,120,541     17,604,662
Net unrealized gain on available for sale securities(net of tax effect)                                 155,382        374,716
												   ------------   ------------
     Total stockholders' equity                                                                      27,275,923     25,979,378
												   ------------   ------------
     Total liabilities and stockholders' equity                                                    $215,484,322   $201,516,183
												   ============   ============
  See accompanying notes to consolidated financial statements

							 CNB BANCORP, INC.
					      CONSOLIDATED STATEMENTS OF CASH FLOWS
							   (UNAUDITED)
													 9 MONTHS ENDED
													  SEPTEMBER 30,
												       1996          1995
												   -----------    -----------
Cash flows from operating activities:
     Net income                                                                                     $2,403,879     $2,282,694
Adjustments to reconcile net income to cash provided by
   operating activities:
     Increase in interest receivable                                                                  (293,085)      (413,059)
     Decrease in other assets                                                                          166,392        131,495
     (Increase) decrease in prepaid expenses                                                            27,841       (127,526)
     Increase in interest payable                                                                      155,361         57,311
     Decrease in accrued taxes                                                                          (1,140)       (28,992)
     Increase in other liabilities                                                                      83,086         47,007
     Benefit for deferred taxes                                                                        (45,014)       (14,845)
     Depreciation                                                                                      201,041        182,474
     Amortization of premiums/discounts on securities, net                                             121,390        138,966
     Provision for loan losses                                                                         140,000        215,000
												   -----------    -----------
     Total adjustments                                                                                 555,872        187,831

       Net cash provided by operating activities                                                     2,959,751      2,470,525
  Cash flows from investing activities:
     Purchase of securities held to maturity                                                       (12,670,535)    (6,488,985)
     Purchase of securities available for sale                                                     (18,601,235)    (8,681,286)
     Proceeds from matured securities held to maturity                                               5,560,315      5,998,088
     Proceeds from matured securities available for sale                                            11,916,546      6,038,504
     Net increase in federal funds sold                                                               (700,000)    (4,100,000)
     Net increase in loans                                                                          (1,436,318)    (1,710,150)
     Capital expenditures                                                                             (726,832)      (332,908)
												   -----------    -----------
       Net cash used by investing activities                                                       (16,658,059)    (9,276,737)
  Cash flows from financing activities:
     Net increase in deposits                                                                       13,121,197      6,247,626
     Increase (decrease) in securities sold under agreement to repurchase                             (686,910)     1,363,769
     Payment of dividends                                                                             (888,000)     (816,000)
												   -----------    -----------
       Net cash provided by financing activities                                                    11,546,287      6,795,395
												   -----------    -----------
  Net decrease in cash and cash equivalents                                                         (2,152,021)       (10,817)
  Cash and cash equivalents beginning of period                                                      8,090,358      6,656,723
												   -----------    -----------
  Cash and cash equivalents end of period                                                           $5,938,337     $6,645,906
												   ===========    ===========
  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                                      $5,033,789     $4,718,261
      Income taxes                                                                                   1,054,622      1,000,737
  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                            165,957       $122,537
    Net decrease in the unrealized loss on available for sale securities
      (net of deferred tax reduction of $692,297 at 9/30/95)                                                 0      1,012,441
    Net decrease in the unrealized gain on available for sale securities
      (net of deferred tax reduction of $149,878 at 9/30/96)                                           219,334              0

  See accompanying notes to consolidated interim financial statements


			     CNB BANCORP, INC.

	    NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
				(UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION
   --------------------------------

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1996 and December 31, 1995, and the results of operations and the changes in cash flows for the three months and nine months ended September 30, 1996 and 1995. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes therero, which are included in CNB Bancorp, Inc.'s 1995 Annual Report and Form 10-K.

			       SIGNATURES
				----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

					  CNB BANCORP, INC.


    October 28, 1996                       By /s/ William N. Smith
   ------------------                      -----------------------------
	  Date                               William N. Smith
					     Chairman of the Board, President
					     and Chief Executive Officer



    October 28, 1996                       By /s/ George A. Morgan
   ------------------                      ----------------------------
	  Date                               George A. Morgan
					     Vice President and Secretary
					     (Principal Financial Officer)


			     CNB BANCORP, INC.

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW:
-----------------

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 1996. Funds from repayment of loans, maturing and available for sale securities, and growth of deposit accounts are available to satisfy any normal needs that may arise.


Capital Resources:

   The subsidiary Bank is currently constructing a new branch office in the Town of Perth, Fulton County at an approximate total cost of $600,000. It is not anticipated that the cost of this new branch will materially effect capital or future earnings of the Company or the subsidiary Bank.

   Stockholder's equity to total assets decreased slightly during the first nine months of 1996 from 12.9% at December 31, 1995 to 12.7% at September 30, 1996. The subsidiary Bank has experienced loan growth of approximately $1.4 million during the first nine months of 1996. This growth in loans was funded by an increase in deposits of $13.1 million. The remaining growth in deposits was used to fund the purchases of available for sale securities and held to maturity securities and increase the level of Federal Funds Sold.

   As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December
31, 1995 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.

															    Regulatory
											      9/30/96        12/31/95       Guidelines
											      -------        --------       ----------
   Total risk based capital to net risk weighted assets                                        26.5%           25.6%            8.0%
   Tier 1 risk based capital to net risk weighted assets                                       25.2            24.4             4.0
   Leverage ratio (Tier 1/adjusted total assets)                                               12.7            12.7             3.0

   No significant events have occurred during the first nine months of 1996 to materially impact the Companys' capital.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

   Total interest income for the third quarter of 1996 increased $230,229 or 6.3% from the corresponding period of 1995, while total interest expense increased $98,456 or 5.9% from the corresponding period of 1995. Net interest income increased $131,773 or 6.7% from the prior year period reflecting the continued effect of narrower net margins being earned on higher volumes of interest earning assets and interest bearing liabilities. The provision for loan losses was up $15,000 or 23.1% from the prior year period.
Net charge-offs increased $22,700 to $35,729 from the prior year period, an increase of 174.2%. The allowance for loan losses as a percent of loans outstanding at September 30, 1996 was 1.50% as compared to 1.48% at September 30, 1995. Non-interest income increased $14,385 or 7.6% from the corresponding period of 1995. This increase was primarily due to increases in service charges on deposit accounts. Non-interest expense increased $61,541 or 6.1% due primarily to the higher salaries and employee benefits.
The higher staff expenses were due to higher insurance expenses, normal salary adjustments and the hiring of staff for the new
Perth office. Net income increased $52,507 or 6.9% over the comparable period of 1995 due to the increase in the net interest income as a result of higher volumes in 1996 and the increase in other non-interest income, partially offset by the increase in the provision for loan losses and the increase in total other expenses.

				   -1-
------------------------------------------------------------------------

Most Recent Year to Date and Corresponding Year to Date Period:

    Total interest income for the first nine months of 1996 increased $560,118 or 5.2% from the corresponding period of 1995, while total interest expense increased $413,578 or 8.7% from the corresponding period of 1995. Net interest income increased
$146,540 or 2.4% from the corresponding period of 1995. This small increase was due to the narrower margins between loans and investments and interest bearing deposit accounts and the lack of loan demand so far in 1996 as compared to 1995. The provision for loan losses for the first nine months of 1996 decreased $75,000 or 34.9% as compared to the corresponding period of 1995, while net charge-offs increased $21,407 or 55.9% from the prior year period. Non-interest income decreased $47,004 or 8.0% from the corresponding period of 1995 due primarily to the one time gain on the sale of the subsidiary Banks' credit card receivables in 1995. Non-interest expense was virtually unchanged with an increase of $312 from the corresponding period of 1995 primarily due to the reduction in the F.D.I.C. insurance assessment which was offset by higher salaries and employee benefits, higher occupancy expenses and higher other operating expenses. The higher staff expenses were due to higher insurance expenses, normal salary adjustments and the hiring of staff for the new Perth office. The higher occupancy expenses were due to higher utility bills, higher depreciation and higher maintenance and repair costs of bank premises. Net income increased $121,185 or 5.3% from the same period of the prior year due mainly to the increase in the net interest income, the reduction in the provision for loan losses and the reduction in the F.D.I.C. insurance assessment. This improvement in the net income was partially offset by the gain on the credit card receivables in 1995 with no comparable item in 1996.