Form 10-K
period 1996-12-31
CNB BANCORP INC /NY/
filed 1997-03-26
CIK 839928

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                                  Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission File Number 0-17501

                               CNB BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                 14-1709485
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                 Identification No.)

     10-24 NORTH MAIN STREET, P.O. BOX 873, GLOVERSVILLE, NEW YORK 12078
                (Address of principal executive offices)

     Registrant's telephone number, including area code: (518) 773-7911

                 ------------------------------------------

       Securities registered pursurant to Section 12 (b) of the Act:

Title of each class                Name of exchange on which registered
-------------------                ------------------------------------
       NONE                                        NONE

       Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $5.00 Par Value
                             (Title of Class)
                ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X     No
                                                   ---      ---

Indicate the number of shares outstanding of each of the issurer's classes of common stock:

Class of Common Stock         Number of Shares Outstanding as of March 1, 1997
---------------------         ------------------------------------------------
   $5.00 Par Value                                1,600,000

The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 1, 1997) held by non-affiliates was approximately $42,600,000.

                   -------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1996.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of shareholders.



ITEM 1. Business
        --------
On January 3, 1989, the corporate structure of City National Bank and Trust Company (the Bank) was revised by the establishment of a one-bank holding company, CNB Bancorp, Inc.
(the Company). Stockholders of the Bank retained their outstanding shares which automatically became shares of the Company. The Company, in turn, acquired all of the outstanding shares of the Bank.

Prior to the merger, the Bank was independently owned and operated and organized in 1887. The Bank is headquartered in Gloversville, New York, with four branches located in the county of Fulton.

The Bank is engaged in a general banking business with a range of banking and fiduciary services including checking, negotiable orders of withdrawal, savings, certificates of deposit and club deposit accounts; the Bank offers a wide range of loan products including commercial, real estate, and installment type lending. Overdraft banking lines of credit are also provided.

There have been no significant developments or trends that have occurred during the last fiscal year.

Competition
-----------
Competition for banking business is experienced from branches of both New York and regional based holding companies, as well as from savings banks, savings and loan associations, and credit unions. The competition is reflected in both lending efforts and deposit solicitations.

The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

Employees
---------
The Bank employs approximately 68 persons on a full time basis.
There are also 9 part time employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation
--------------------------
The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve
System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, and the New York State Banking Department.

The primary supervisory authority of the Bank is the Comptroller of the Currency, who regularly examines the Bank.
The Comptroller of the Currency has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches.
Branches may be established within the permitted area only after approval by the Comptroller of the Currency. The
Comptroller of the Currency is required to grant approval only if it finds that there is a need for the banking services or facilities contemplated by the proposed branch and may disapprove the application if the bank does not have the capital and surplus deemed necessary by the Comptroller of the Currency, or if the application relates to the establishment of a branch in a county contiguous to the county in which the applicant's principal place of business is located and another banking institution that has its principal place of business in the county in which the proposed branch would be located has in good faith notified the Comptroller of the Currency of its intention to establish a branch in the same municipal location in which the proposed branch would be located.

A subsidiary bank (which the Bank is) of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extentions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interest of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company.

From time to time, various types of federal and state legislation has been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

The Depository Institutions Deregulation and Monetary Control Act of 1980 became effective in March, 1980. The principal effects of this law are to: phase in the deregulation of the interest rates paid on personal deposits by gradually eliminating regulatory ceilings on interest rates and dividends paid on deposit accounts, as well as eliminating the interest rate differential allowed thrifts and savings institutions; enable all banks to offer personal interest bearing checking type accounts; phase in mandatory and uniform reserve requirements; and override certain usury limits on loan interest rates established by state laws. On October 1, 1983, the Depository
Institutions' Deregulation Committee, acting under the provisions of the Act, removed all remaining interest rate ceilings and other regulations on time deposits, except for early withdrawal penalties.

Under the Federal Deposit Insurance Act, the Comptroller of the Currency possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions and Interest Rate Control Act of 1978
("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders, or related interest thereof, restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60 days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

Under the Community Reinvestment Act of 1977, the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate neighborhoods) which they serve and to take this record into account in its evaluation of any applications made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger, or an acquisition of bank shares.

The Garn-St. Germain Depository Institutions Act of 1982 (the "1982 Act") removes certain restrictions on a bank's lending powers and liberalizes the depository capabilities. The 1982 Act also amends FIRA (see above) by eliminating the statutory limits on lending by a bank to its executive officers, directors, principal shareholders, or related interest thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions with regard to managment interlocks and correspondent bank relationships involving management personnel.

On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act ('FDIC Act") into law. The FDIC Act makes a number of far-reaching changes in the legal environment for insured banks. The FDIC Act provides for an increase in the borrowing authority of the Bank Insurance Fund ("BIF") to $30 billion from $5 billion, to be used to cover losses in failed banks. The banking industry will repay BIF debt through deposit insurance assessments. Statutory caps on deposit insurance assessments were removed under the FDIC Act, therefore the FDIC may levy deposit insurance assessments at any level in its sole discretion. Under the FDIC Act, accepting brokered deposits is limited to institutions that have capital in excess of regulatory minimums. The FDIC Act will require banks and thrifts to devote greater time and resources to compliance and internal controls. The FDIC Act details provisions and requires prompt regulatory action by regulators in dealing with undercapitalized and poorly performing institutions. The FDIC Act also contains expanded disclosure of consumer provisions, extends the date for the required use of licensed or certified appraisers to December 31, 1992 and sets limits on state bank powers.

Deposit Insurance Premiums
--------------------------
The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The subsidiary Bank is in this category and currently pays negligible deposit insurance premiums.
If the subsidiary Bank's capital ratios substantially deteriorate or if the subsidiary Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the subsidiary Bank could increase.

In September 1996, The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act") became law.
The 1996 Act imposed a one time assessment on all SAIF institutions and then equalized the insurance premiums for BIF and SAIF institutions. At the same time, the 1996 Act required BIF institutions to contribute to the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout. BIF institutions will pay 20% of the FICO bond assessment paid by SAIF institutions. It has been estimated that SAIF institutions will pay a FICO bond assess-ment of .065% of insured deposits, while BIF institutions, such as the subsidiary Bank, will pay approximately .013% of insured deposits. The FICO bond assessment will equalize no later than January 1, 2000. As a result of the 1996
Act, the competitive advantage which the subsidiary Bank may have enjoyed against SAIF institutions has been reduced, but not yet eliminated. This assessment is not expected to have a material effect on the consolidated financial statements of the Company.

The 1996 Act contemplates a merger of the SAIF and BIF funds, with the elimination of the federal savings bank charter by January 1, 1999. The exact manner in which the elimination will be accomplished has not been established, but commentators have suggested that all federal thrift institutions will be required to convert either to a national bank, which the subsidiary Bank is, state commercial bank or state savings bank charter.

Monetary Policy
---------------
The earnings of the Bank are affected by the policies of other regulatory authorities including the Federal Reserve
Board and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and prevailing interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve
Board have had and will probably continue to have a significant effect on the Bank's reserve requirements, deposits, loans, and investment growth, as well as the rate of interest earned and paid thereon, and are expected to affect the Bank's operation in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be predicted.

On August 9, 1989, the Financial Institutions Reform, Recovery & Enforcement Act of 1989 (FIRREA) was signed into law.
FIRREA was enacted to deal with the problems involving the savings and loan industry. The basic provision of FIRREA established a new regulatory structure for all financial institutions. However, the principal changes were with respect to the savings associations previously insured by the Federal Savings and Loan Insurance Corporation. FIRREA created a new deposit insurance system which consists of two funds; the Bank Insurance Fund (BIF) and the Savings
Associations Insurance Fund (SAIF). The Company's subsidiary bank is insured under BIF. FIRREA also increased the insurance premiums and limited certain activities of savings associations. The majority of the provisions of FIRREA have little effect on the Company or its subsidiary.




STATISTICAL DISCLOSURE REQUIRED BY BANK HOLDING COMPANIES

The following are exhibits included herewith:


Exhibit No.               Exhibit


  I. A.B.                 Distribution of Assets, Liabilities and Stockholders'
                             Equity; Interest Rates and Interest Differential

  I. C.                   Rate Volume Analysis and Interest Rate Sensitivity Analysis

 II.                      Securities Portfolio

III.                      Loan Portfolio

 IV.                      Summary of Loan Loss Experience

  V.                      Deposits

 VI.                      Return on Equity and Assets







I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential


                                                1996                            1995                            1994

                                              Interest                        Interest                        Interest
                                   Average     Earned/             Average     Earned/             Average     Earned/
(thousands)                        Balance    Paid<F2>    Rate     Balance    Paid<F2>    Rate     Balance    Paid<F2>    Rate


ASSETS
Interest Earning Assets:

Securities<F1>:
  U.S Treasury & Government
    Agencies                      $ 63,217     $ 3,992    6.31%   $ 54,787     $ 3,379    6.17%   $ 51,696     $ 2,776    5.37%
  State & Political
    Subdivisions                    22,374       2,102    9.39      21,547       2,074    9.63      22,336       2,138    9.57
  Other                                755          47    6.23         448          31    6.92         765          27    3.53

    Total Securities                86,346       6,141    7.11      76,782       5,484    7.14      74,797       4,941    6.61

Interest Bearing Balances With
  Other Financial Institutions          60           3    5.19           0           0    0.00          14           1    5.00

Federal Funds Sold                   7,453         391    5.25       5,537         320    5.78       4,561         197    4.32

Loans:
  Loans,Less
    Unearned Income<F3>            105,814       9,541    9.02     102,749       9,504    9.25      92,672       8,092    8.73

    Total Interest-Earning
      Assets                       199,673      16,076    8.05%    185,068      15,308    8.27%    172,044      13,231    7.69%

Cash and Due From Banks              6,184          --               5,846          --               6,045          --
Reserve for Loan Losses             (1,545)         --              (1,447)         --              (1,173)         --
Other Assets<F4>                     5,478          --               4,578          --               4,309          --

    Total Assets                  $209,790     $16,076            $194,045     $15,308            $181,225     $13,231



LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings               $ 39,739     $ 1,189    2.99%   $ 40,220     $ 1,209    3.01%   $ 42,153     $ 1,211    2.87%
    NOW                             19,504         336    1.72      19,194         336    1.75      19,398         365    1.88
    Money Market Accounts           15,873         547    3.45      13,749         511    3.72      13,682         402    2.94
  Certificates of Deposit
    $100,000 or More                35,530       1,961    5.52      26,543       1,610    6.07      18,320         780    4.26
  Other Time Interest-Bearing       53,743       2,881    5.36      52,486       2,786    5.31      47,285       1,971    4.17

    Total Int.-Bearing Deposits    164,389       6,914    4.21     152,192       6,452    4.24     140,838       4,729    3.36

  Other Short-Term Borrowings
    & Repurchase Agreements            278          10    3.77         527          22    4.17         427          16    3.75

    Total Short-Term Borrowings
      & Repurchase Agreements          278          10    3.77         527          22    4.17         427          16    3.75

    Total Interest-Bearing
      Liabilities                  164,667       6,924    4.21%    152,719       6,474    4.24%    141,265       4,745    3.36%

Demand Deposits                     17,539          --              16,040          --              16,548          --

Other Liabilities                      704          --                 678          --                 598          --

    Total Liabilities              182,910       6,924             169,437       6,474             158,411       4,745

Stockholders' Equity                26,880          --              24,608          --              22,814          --

    Total Liabilities and
      Stockholders' Equity        $209,790     $ 6,924            $194,045     $ 6,474            $181,225     $ 4,745


<F1> Includes available for sale and investment securities, both at amortized cost, and FHLB and FRB stock.

<F2> Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 9.225%
     for 1996, 9.675% for 1995 and 10.125% for 1994.

<F3> Interest earned on loans in 1996, 1995 and 1994 includes loan fees of $63, $53 and $63 thousand respectively. For the purposes of this analysis, non-accruing loans have been included in average balances; in accordance with Company policy on non-accruing assets, income on such assets is not recorded unless received.

<F4> Other assets include all assets except those specifically identified above.




I. A.B. The following table represents the average yield on all interest-earning assets, the average effective rate paid on all interest-bearing liabilities; and the net yield on interest-earning assets for CNB Bancorp, Inc.
(Cont'd)





                                             1996        1995        1994


Average yield on interest-
  earning assets<F1>                         8.05%       8.27%       7.69%

Average effective rate paid
  on interest-bearing liabilities            4.21%       4.24%       3.36%

Spread between interest-earning
  assets and interest-bearing
  liabilities<F1>                            3.84%       4.03%       4.33%

Net interest income<F1> (thousands)        $9,152      $8,834      $8,486

Net interest margin<F1>                      4.58%       4.77%       4.93%


<F1> On a fully taxable equivalent basis.




1. C. Rate Volume Analysis

The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (thousands)





                                               1996 Compared to 1995                    1995 Compared to 1994
                                     Increase (decrease) due to:<F1>          Increase (decrease) due to:<F1>
                                        Volume       Rate      Total          Volume        Rate        Total


Interest Earned on:<F2>
  Loans                                   $219      $(182)      $ 37          $  912      $  500       $1,412
  Taxable Securities<F3>                   554         75        629             158         449          607
  Non-Taxable Securities<F3>                80        (52)        28             (78)         14          (64)
  Federal Funds Sold                        96        (25)        71              48          75          123
  Interest-Bearing Balances
    with Banks                               3          0          3              (1)          0           (1)

    Total                                  952       (184)       768           1,039       1,038        2,077

Interest Paid on:
  Deposits                                 513        (51)       462             405       1,318        1,723
  Short-Term Borrowings & Repos            (10)        (2)       (12)              4           2            6
  Long-Term Debt                            --         --         --              --          --           --

    Total                                  503        (53)       450             409       1,320        1,729

Net Interest Differential<F2>             $449      $(131)      $318          $  630      $ (282)      $  348

Notes to Rate Volume Analysis


<F1> The change in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

<F2> A "tax equivalent adjustment" has been included in the calculations to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based upon the federal and state income tax rates.

<F3> Includes securities available for sale, investment securities, FHLB and FRB stock.







1. C. Interest Rate Sensitivity Analysis


                                              Maturity/Repricing Period at December 31, 1996

                                                               After One
                                          0 - 3     4 - 12    But Within         After
(in thousands)                           Months     Months    Five Years    Five Years       Total


Rate sensitive assets:
  Securities<F1>                        $17,326    $22,250       $32,365       $15,476    $ 87,417
  Loans, net of unearned discount        38,168     15,615        33,179        20,023     106,985
  Cash & Cash Equivalents                 8,038          0             0             0       8,038

Total rate sensitive assets             $63,532    $37,865       $65,544       $35,499    $202,440

Rate sensitive liabilities:
  Savings and NOW accounts              $ 9,930    $ 7,122       $ 6,783       $45,367    $ 69,202
  Money market accounts                  14,461          0             0             0      14,461
  Certificates of deposit                27,500     37,287        18,369             0      83,156
  All other rate sensitive
    liabilities                              20        437             0             0         457

Total rate sensitive liabilities        $51,911    $44,846       $25,152       $45,367    $167,276


<F1> Includes securities available for sale and investment securities, at amortized cost, and FHLB and FRB stock.





GAP (RSA--RSL)                                $11,621      $(6,981)      $40,392      $(9,868)
CUMULATIVE GAP (RSA--RSL)                      11,621        4,640        45,032       35,164

RSA divided by RSL                              122.4%        84.4%        260.6%        78.2%
RSA divided by RSL--Cumulative                  122.4        104.8         136.9        121.0

GAP divided by equity                            41.9        (25.2)        145.6        (35.6)
GAP divided by equity--Cumulative                41.9         16.7         162.3        126.7

RSA divided by total assets                      29.6         17.6          30.5         16.5
RSA divided by total assets--Cumulative          29.6         47.2          77.7         94.3

RSL divided by total assets                      24.2         20.9          11.7         21.1
RSL divided by total assets--Cumulative          24.2         45.1          56.8         77.9

GAP divided by total assets                       5.4         (3.3)         18.8         (4.6)
GAP divided by total assets--Cumulative           5.4          2.2          21.0         16.4




CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was 2.2% of assets at December 31, 1996. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the board of directors and senior management, is responsible for managing CNB Bancorp, Inc.'s rate sensitivity position.

In evaluating the Company's exposure to interest rate risk, certain factors inherent in the method of analysis presented in the table above must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Further, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset the Company considers the anticipated effects of these various factors in implementing its interest rate risk management objectives.
It should also be noted that the interest rate sensitivity level shown in the table above could be changed by external factors such as loan prepayments or by factors controllable by CNB Bancorp, Inc. such as asset sales.

The Company has identified a portion of it's savings deposits as being rate sensitive based on prior years historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset/Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest margin based on a shift of +/- 200bp change in interest rates. At December 31, 1996 the net interest margin exposure, expressed in dollars, for the one year cumulative gap based on a 200bp change was approximately $231,000.

Another function of asset/liability management is to assure adequate liquidity by maintaining an appropriate balance between interest sensitive assets and interest sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's loan and deposit customers. Interest sensitivity is related to liquidity because each is affected by maturing assets and liabilities. Interest sensitivity analysis, however, also considers that certain assets and liabilities may be subject to rate adjustments prior to maturity. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. To maintain short-term liquidity, the Company strives to be a net seller of Federal Funds, to keep a significant amount of the investments available for sale portfolio in unpledged assets that are less than 18 months to maturity, and to maintain lines of credit with correspondent banks. Long-term liquidity involves the laddering of the investment portfolio to provide stable cash flow, and the matching of fixed rate mortgage loans with identified core deposits.

II. Securities Portfolio

A. The carrying amounts of the Company's securities for the years ended December 31 are summarized below:
(in thousands)





Securities Available for Sale                                1996         1995         1994


U.S. Treasury and other U.S. Government Agencies          $45,641      $40,296      $36,332
State and Political Subdivisions                           10,479       10,168       10,199
Privately-issued collateralized mortgage obligations            0          286          173

Total                                                     $56,120      $50,750      $46,704




Investment Securities                                        1996         1995         1994


Obligations of U.S. Government Agencies                   $18,811      $15,198      $15,209
State and Political Subdivisions                           12,120       11,565       11,834

Total                                                     $30,931      $26,763      $27,043




Investments Required By Law                                  1996         1995         1994


Federal Reserve Bank stock                                   $240         $150         $150
Federal Home Loan Bank stock                                  595            0            0

Total                                                        $835         $150         $150




B. Maturity Distribution of the Company's securities as of December 31, 1996:
(in thousands)





                                                                              Maturing

                                          Within                After One But          After Five But              After
                                         One Year             Within Five Years       Within Ten Years           Ten Years

Securities Available for Sale<F1>   Amount    Yield<F2>      Amount    Yield<F2>     Amount    Yield<F2>     Amount    Yield<F2>


US Treasury and other
  U.S. Gov't Agencies              $15,105         5.87%    $19,103         6.33%    $5,054         7.05%    $6,379         6.93%

State and Political Subdivisions     1,136         9.48       6,426        10.20      2,471         8.63        446         9.42

Total<F3>                          $16,241         6.12%    $25,529         7.26%    $7,525         7.55%    $6,825         7.08%


<F1> Maturities are based on the earlier of the maturity date or the call date.

<F2> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F3> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December
     31, 1996.




                                                                              Maturing

                                          Within                After One But          After Five But              After
                                         One Year             Within Five Years       Within Ten Years           Ten Years

Investment Securities<F1>           Amount    Yield<F2>      Amount    Yield<F2>     Amount    Yield<F2>     Amount    Yield<F2>


U.S. Government Agencies           $13,285         6.52%    $ 5,526         6.96%    $    0         0.00%      $  0         0.00%

State and Political Subdivisions     1,298         7.28       5,675         9.72      4,663         9.05        484         8.30

Total<F3>                          $14,583         6.59%    $11,201         8.36%    $4,663         9.05%      $484         8.30%


<F1> Maturities are based on the earlier of the maturity date or the call date.

<F2> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state income tax rates.

<F3> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December
     31, 1996.




Investments Required By Law
---------------------------
Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The fully tax effected yield on these stocks as of December 31, 1996 was 6.52%.

III. Loan Portfolio

A. Types of Loans





                                         1996                      1995                      1994

December 31 (thousands)          Balance      %<F1>        Balance      %<F1>        Balance      %<F1>


Real Estate Loans<F2>           $ 44,583       38.8%      $ 43,010       38.6%      $ 41,046       38.6%
Commercial and Commercial
  Real Estate                     32,685       28.4         34,815       31.2         34,202       32.2
Consumer Loans                    37,780       32.8         33,632       30.2         30,997       29.2

    Total                        115,048      100.0%       111,457      100.0%       106,245      100.0%

Less: Reserve for loan losses      1,620                     1,505                     1,339
      Unearned Income              8,063                     6,983                     5,570

    Total                       $105,365                  $102,969                  $ 99,336


<F1> % represents the percentage of loans in the category to total loans (gross of reserves and unearned).

<F2> Real Estate Loans consists of only regular residential mortgage loans. At December 31, 1996, 1995 and 1994 the Bank did not have any construction loans in the loan portfolio.




B. Maturities and Sensitivity to changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:





                                                After One
                                 One Year      But Within           After
(thousands)                   or Less<F1>      Five Years      Five Years        Total


Commercial and Commercial
  Real Estate                     $21,892         $10,239            $554      $32,685


<F1> Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.






The following table reflects the total of commercial, financial, and agricultural loans at December 31, 1996 that will be maturing after one year which have predetermined fixed interest rates or floating interest rates.

(thousands)




Predetermined interest rates           $4,723
Floating interest rates                 6,070




C. Risk Elements

1. Nonaccrual, Past Due, and Restructured Loans
Risk elements consist of nonaccrual, past due, and restructured loans.





(thousands)                                     1996        1995       1994


Loans on a non-accrual basis                  $  680      $  681       $  0

Loans past due 90 days or more                   557         353        188

Restructured loans                                 0           0          0

  Total non-performing loans                  $1,237      $1,034       $188

Total non-performing loans as a percent
  of total loans--net of unearned income         1.2%        1.0%       0.2%




For loans on a non-accrual basis, loans past due 90 days or more and restructured loans the difference between the interest collected and recognized as income and the amounts which would have been accrued is not significant.

Non-Performing Loans

Non-Performing loans are composed of (1) loans on a non-accrual basis, (2) loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified non-accrual, and (3) loans whose terms have been restructured to provide a reduction of interest or principal because of a deterioration in the financial position of the borrower.

The Company's policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial, financial, and agricultural loans are placed on a non-accrual status when they are 90 days past due unless they are well secured and in the process of collection. In some instances, consumer loans are classified non-accrual when payments are past due 90 days; but as a matter of general policy, these loans are charged off after they become 120 days past due unless they are well secured and in the process of collection. Mortgage loans are generally not placed on a non-accrual basis unless it is determined that the value or marketability of real estate securing the loans has deteriorated to the point that a potential loss of principal or interest exists. Once a loan is on a non-accrual basis, interest is recorded only as received. Interest previously accrued on non-accrual loans which has not been paid is reversed and charged against income during the period in which the loan is placed on non-accrual status. Interest on restructured loans is only recognized in current income at the renegotiated rate and then only to the extent that such interest is deemed collectible.

2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $1.7 million at December 31, 1996 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 1997.

3. Foreign Outstandings--None

4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the County of Fulton and, therefore, there are certain concentrations of loans within this geographic area. The Bank strives to maintain a diverse loan portfolio and accomplishes this through rigid underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 1996, the only concentration of loans that existed within the Bank's portfolio were loans to the leather and leather related industries. Loans to this segment were $5.4 million, which represented 4.7% of the gross loans outstanding at December 31, 1996.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.





Year Ended December 31,                               1996          1995          1994

(in thousands)


Amount of loans outstanding at end
  of year (less unearned income)                  $106,985      $104,474      $100,675

Average loans outstanding during the year
  (less average unearned income)                  $105,814      $102,749       $92,672


Balance of allowance at beginning
  of year                                         $  1,505      $  1,339      $  1,131

Loans charged off:
  Commercial and Commercial Real Estate                  0            (5)            0
  Real Estate                                          (24)           (7)          (12)
  Consumer                                            (103)          (87)         (141)

Total loans charged off                               (127)          (99)         (153)

Recoveries of loans previously charged
  off: Commercial and Commercial Real Estate             0             0            38
       Real Estate                                       0             0             0
       Consumer                                         22            35            13

  Total Recoveries                                      22            35            51

Net loans charged off                                 (105)          (64)         (102)
Additions to allowance charged to
  operating expense                                    220           230           310

  Balance of allowance at end of year             $  1,620      $  1,505      $  1,339

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                      0.10%         0.06%         0.11%

Net charge-offs as percent of allowance
  beginning of year.                                  6.98%         4.78%         9.02%

Allowance as percent of loans outstanding
  at end of year
  (less unearned income)                              1.51%         1.44%         1.33%




The provision for loan losses charged to expense, as well as the amount of the allowance for loan losses, are determined by management as a result of its evaluation of the loan portfolio. Management considers general economic conditions, changes in the volume of loans and changes in the nature of the collateral and other relevant factors, including risk elements. The primary risk element considered by management with respect to consumer and real estate mortgage loans is lack of current payments. The primary risk elements considered with respect to commercial, financial and agricultural loans are the financial condition of the borrower, the sufficiency of collateral and the record of payment. A subjective review of all non-performing loans, other problem loans, and overall delinquency is made prior to the end of each calendar quarter to determine current adequacy of the allowance.

During 1996, the subsidiary Bank made a provision to its reserve for loan losses in the amount of $220,000. The subsidiary Bank's allowance for loan losses at December 31, 1996 totaled $1,620,078 or 1.51% of total loans, net of unearned income. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 1997. At year-end 1996, there were $679,914 of loans in a non-accrual status. At December 31, 1996, $272,000 of the allowance for loan losses was allocated to the nonaccrual loans outstanding. Losses during 1997 in the real estate and consumer categories are expected to approximate the average of the past three years. Although management of the Company believes that the allowance is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial to the size of the allowance.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:





                                              1996                     1995                     1994

                                      Average                  Average                  Average
(thousands)                           Balance      Rate        Balance      Rate        Balance      Rate


Demand Deposits                      $ 17,539                 $ 16,040                 $ 16,548

Regular Savings, NOW, and
  Money Market                         75,116      2.76%        73,163      2.81%        75,233      2.63%

Certificates of Deposit and
  Other Time Deposits                  89,273      5.42         79,029      5.56         65,605      4.19

    Total                            $181,928                 $168,232                 $157,386




B. There were no foreign deposits in domestic offices at the end of any year in the three year period ended December 31, 1996.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 1996.





(thousands)


Maturing in:
  Three months or less                      $19,877
  Over three months through six months        2,427
  Over six months through twelve months       3,143
  Over twelve months                          2,858




D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.


VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the year ended December 31,:





                                                  1996       1995       1994


Percentage of net income to:
  Average total assets                            1.45%      1.55%      1.56%
  Average total stockholders' equity             11.34      12.21      12.40

Percentage of cash dividends paid
  to net income                                  38.88      36.23      35.12

Percentage of average stockholders' equity
  to average total assets                        12.81      12.68      12.59




Item 2. Properties
        ----------
The Bank's main office building is owned by the Company. In addition, the Company owns property located at 185 Fifth
Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York and 4178 State Highway 30, Amsterdam, New York.

Item 3. Legal Proceedings
        -----------------
The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company, there are no proceedings pending to which the Company is a part to or which its property is subject which, if determined adversely to the Company, would be material in relation to the Company's net worth or consolidated financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities or others.

Item 4. Submission of Matter to a Vote of Security Holders
        --------------------------------------------------
None

PART II



Item 5. Market for Registrant's Common Equity and Related
        Stockholders Matters
        -------------------------------------------------


The information set forth under the heading "Market and Dividend
Information" on page 28 of the registrant's 1996
Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data
        -----------------------
The information set forth under the heading "Five Year Summary of Operations" on page 9 of the registrant's 1996
Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------
The information set forth under the heading "Financial Review" on page 6 of the registrant's 1996 Annual Report is incorporated herein by reference.

Liquidity
---------
Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's abilitiy to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available.

The Company, on average, during 1996 sold $7.5 million of federal funds.

Capital
-------
At December 31, 1996, stockholders' equity was $27.7 million, which represents an increase of $1.8 million, or 6.8% over 1995. This follows an increase of $3.1 million, or 13.3% over 1994. The increase from 1995 to 1996 was due to the retention of earnings. The increase from 1994 to 1995 was due to the retention of earnings and an increase of $1.1 million in the reserve for net unrealized gains/(losses) on available for sale securities, net of the tax effect.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The current risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 1996.
The Company's risk-based capital ratio was 26.2% and 25.6% at December 31, 1996 and 1995 respectively. Dividends per share declared in 1996 were $.74 as compared to $.68 in 1995 and $.62 in 1994 after adjusting for the 2 for 1 stock dividend declared in Janaury 1997.

Recently Issued Accounting Standards
------------------------------------
On October 3, 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." This Statement applies to all creditors and amends FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 118 and SFAS No. 114, which are effective for financial statements as of January 1, 1995, prescribes recognition criteria for loan impairment and measurement methods for impaired loans and loans whose terms are modified in troubled-debt restructurings subsequent to the adoption of these Statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.
These standards are applicable principally to commercial and commercial real estate loans, however, certain provisions related to restructured loans are applicable to all loan types. Statement No. 114 and No. 118 were adopted effective
January 1, 1995. The adoption of these statements was not material to the Company's consolidated financial statements.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after
December 31, 1996. Certain aspects of SFAS No. 125 were amended by Statement of Financial Accounting Standards No.
127 "Deferral of the effective date of certain provisions of FASB Statement No. 125." Management believes the adoption of SFAS No. 125, as amended, will not have a material impact on the Company's consolidated financial statements.



Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
The information set forth on pages 10 through 27 of the registrant's 1996 Annual Report is incorporated by references.

Additional supplementary data not found in registrant's annual report.

UNAUDITED INTERIM FINANCIAL INFORMATION (In Thousands, except per share data). The following is a summary of unaudited quarterly financial information for each quarter of 1996 and 1995.





                                         1996 Quarters ended                    1995 Quarters ended

                                 3/31      6/30      9/30     12/31      3/31      6/30      9/30     12/31


Interest Income                $3,749    $3,818    $3,868    $3,870    $3,531    $3,706    $3,638    $3,676
Net Interest Income             2,065     2,091     2,090     2,135     2,086     2,055     1,958     1,979
Provision for Loan
  Losses                           30        30        80        80        75        75        65        15
Income Before Income
  Taxes                         1,098     1,177     1,151       890     1,086     1,085     1,081     1,030
Net Income                        771       823       810       641       763       762       757       721
Per Share: Net Income<F1>        0.48      0.51      0.51      0.40      0.48      0.48      0.47      0.45


<F1> Per share figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.




Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
        ------------------------------------------------
None


PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Election of Directors
---------------------
The by-laws of the Company provide that the Board of Directors shall consist of not less than five nor more than 25 members, and that the total number of directors may be fixed by action of the Board of Directors or the shareholders.
The by-laws further provide that the directors shall be divided into three (3) classes as nearly equal in number as possible, known as Class 1, consisting of not more than eight (8) directors; Class 2, consisiting of not more than eight (8) directors; and Class 3, consisting of not more than nine
(9) directors. Such classes became effective after the first annual meeting of shareholders in 1989. Each class holds office for a term of three years, but only one class comes up for election each year. Each director shall serve until his successor shall have been elected and shall qualify, even though his term of office as herein provided has otherwise expired, except in the event of his earlier resignation, removal, or disqualification.

The eleven persons listed below are currently directors of the Corporation. Except as noted below, all of the nominees have held the same or another executive position with the same employer during the past five years.





                                 Principal Occupation                                             Director of
Name, Age                        for Past Five Years                                 Class        the Corp. Since


Theodore E. Hoye, Jr., 71        Attorney-at-Law, Hoye & Hoye                        3            1988

John C. Miller, 66               President, John C. Miller, Inc.
                                 Automobile Dealer                                   2            1988

Frank E. Perrella, 69            President, JBF Industries, Inc.,
                                 Tannery                                             2            1988

Robert L. Maider, 65             Attorney-at-Law, Maider & Smith                     2            1988

William N. Smith, 56             Chairman of the Board, President
                                 and Chief Executive Officer
                                 of the Company and the Bank                         1            1988

Leon Finkle, 72                  Chairman of the Board,
                                 Finkle Distributors, Inc.
                                 Candy and Tobacco Distribution                      1            1988

George A. Morgan, 54             Vice President & Secretary
                                 of the Company and Executive Vice President,
                                 Cashier & Trust Officer of the Bank                 3            1991

Clark Easterly, Sr., 70          Chairman of the Board
                                 The Johnstown Knitting Mill Company
                                 Manufacturer of Knitwear                            1            1992

Brian K. Hanaburgh, 47           Owner
                                 D/B/A McDonald's Restaurants
                                 Fast Food Restaurants                               1            1994

Clark D. Subik, 42               President, Superb Leather, Inc.
                                 Leather Merchandiser                                3            1995

Deborah H. Rose, 46              Vice President, Hathaway Agency, Inc.
                                 General Insurance                                   3            1996

Management is not aware of any family relationships between the above name directors.




The Board of Directors of the Company does not have a standing nominating committee or compensation committee. These functions are performed by the Company's Executive Committee which met four times during 1996. Its members are Messrs.
Smith, Chairman, Hoye, Morgan and Perrella, and in addition, up to two other members of the Board may serve as rotating members on a monthly basis. The Executive Committee reviews and recommends to the full Board of Directors nominees for election or re-election as directors. The Executive Committee will consider the names of individuals recommended by shareholders for nomination to be directors of the Company. Persons wishing to recommend individuals for consideration should send such recommendations to the Secretary of the Company.

The Board of Directors of the Company met six times during 1996.
All members, except for Messrs. Hoye and Subik, attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members.

The subsidiary Bank does not have a standing nomininating committee. This function is performed by the Executive and Discount Committee. The Executive and Discount Committee, in addition to matters pertaining to loans and discounts, exercises, when the Board is not in session, all other powers of the Board which may be delegated. The
Committee met 48 times during 1996 and these functions were discussed at various times during these meetings. Its permanent members are Messrs. Hoye, Perrella, Morgan and Smith, in addition up to two other members of the subsidiary Bank Board may serve as rotating members on a monthly basis.

The Board of Directors of the subsidiary Bank had 13 meetings during 1996. All members, except for Messrs. Finkle and Subik, attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members.

The subsidiary Bank has a compensation committee that met two times during 1996. Its members are Messrs. Hoye, Chairman; Easterly and Miller. The committee reviews the salaries and other forms of compensation of the key executive officers of the subsidiary Bank, reviews salary policies and general salary administration throughout the subsidiary Bank and recommends to the Board of Directors profit sharing contributions to be made to the employee profit sharing plan.

The Company and the subsidiary Bank have standing audit committees. Their members are Company and subsidiary Bank directors; Perrella, Chairman; Easterly, Miller, Rose and Subik. These Committees met six times in 1996. The
Committees each year verify certain assets of the subsidiary Bank. KPMG Peat Marwick LLP, certified public accountants, are engaged to perform an audit of the full consolidated financial statements of the Company, in accordance with generally accepted auditing standards. The committees meet with representatives of KPMG Peat Marwick LLP to discuss the results of their audit, and these results are then reported to the full Board of Directors. The Chairman of the Committees, from time to time during the year, held informal meetings with the Company and subsidiary Bank's internal auditor.

Principal Officers
------------------
The Following table sets forth, as of December 31, 1996, selected information about the principal officers of the subsidiary Bank, each of whom is elected by the Board of Directors and each of whom holds offices at the discretion of the Board of Directors:





                                Office and Position                               Bank Employee       Shares of Hldg. Co.
Name, Age                       with the Bank                    Held Since       Since               Common Stock Owned<F1>


Robert W. Bisset, 60            Vice President                   1972             1968                   --

Ronald J. Bradt, 53             Vice President                   1992             1966                  380

George E. Doherty, 40           Vice President                   1988             1983                  180

Michael J. Frank, 50            Vice President and
                                Comptroller                      1994             1990                1,800

Donald R. Houghton, 59          Vice President                   1989             1955                  120

David W. McGrattan, 56          Senior Vice President            1993             1988                  200

George A. Morgan, 54            Executive Vice President,
                                Cashier and Trust Officer        1988             1967                  816

William N. Smith, 56            Chairman of the Board,
                                President and Chief
                                Executive Officer                1984             1974                2,000


<F1> The number of shares owned has been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.




Each of the principal officers of the subsidiary Bank, as listed above, have been principally employed as an officer or employee of the subsidiary Bank for more than the past five years.

Item II. Executive Compensation
         ----------------------

Remuneration of Directors and Officers
--------------------------------------
At present, directors of the Company are not compensated in any way for their services. The Board of Directors of the subsidiary Bank are the same individuals who are directors of the Company. Directors of the subsidiary Bank are compensated for all services as directors as follows:
  For attending regular and special meetings of the Board; $450 for each meeting. For service as regular members of the Executive and Discount Committee, except salaried officers; $11,700 per annum, payable quarterly. For service as special members of the Executive and Discount Committee; $900 for the month of service. For service as members of the Trust Investment Committee, except salaried officers, $2,700 per annum, payable quarterly. For service as members of the Examining Committee; $225 for each meeting attended. In addition to the foregoing, the Chairman of the Examining
Committee received an annual fee of $600, payable quarterly. For service as members of the Compensation Committee, except for salaried officers; $225 for each meeting attended. Total directors' fees during 1996 amounted to $107,250.
At present, officers of the Company are not compensated in any way for their services. The following summary compensation table shows the annual compensation for the last three years for the subsidiary Bank's chief executive officer and executive vice president, the only officers whose total salary and bonus exceeded $100,000 in 1996.




Summary Compensation Table


Name and                                                                             All Other
Principal Position                       Year        Salary       Bonus       Compensation<F1>


William N. Smith, Chief
  Executive Officer,                     1996      $159,000      $6,360                $14,918
  Chairman of the Board                  1995      $150,000      $6,000                $14,590
  and President of both                  1994      $143,000      $5,720                $13,546
  the Company and the
  subsidiary Bank<F2>

George A. Morgan, Vice                   1996      $106,000      $4,240                $13,054
  President and Secretary                1995      $100,000      $4,000                $12,053
  of the Company and Executive           1994      $ 89,000      $3,560                $ 9,984
  Vice President, Cashier
  and Trust Officer of the Bank<F2>


<F1> Includes contributions to Mr. Smith's profit sharing plan account of $9,068, $8,740 and $9,346 and Board of
     Directors fees of $5,850, $5,850, and $4,200 for the years 1996, 1995 and 1994, respectively and contributions to Mr. Morgan's profit sharing plan account of $7,204, $6,203 and $5,784 and Board of Directors fees of $5,850,
     $5,850 and $4,200 for the same periods.

<F2> The aggregate amount of personal benefits, on an individual basis, for these officers did not exceed $10,000 in 1996.




Employee Benefit Plans
----------------------
The subsidiary Bank has a non-contributory defined benefit Retirement Plan by participation in the New York State
Bankers Retirement System. This Plan covers all employees of the Bank age 21 years, and less than 65 years, with more than one year of service who complete 1,000 or more hours of service during the year. Benefits are based on the number of years of service and salary at retirement. An employee becomes fully vested in the Plan after five years of service.
The amount of contributions, payment, or accrual in respect to a specified person, is not and cannot readily be separately or individually calculated by the actuaries of the Plan. During 1996, the aggregate amount expensed for retirement contributions to the Plan equaled approximately 4.37% of the total covered remuneration paid to participants in the Plan. In addition, the subsidiary Bank has entered into an agreement with William N. Smith whereby the subsidiary
Bank has agree to pay Mr. Smith a supplemental retirement benefit equivalent to the excess of the benefit he would receive under the Plan if the compensation limitations provided by
Section 401 (a)(17) of the Internal Revenue Code did not exist over his Plan benefit. The agreement also provides that, for purposes of computing the supplemental benefit payable to Mr. Smith, he will receive credit for an additional ten years of service beyond his actual service with the subsidiary Bank and the Company. Mr. Smith's supplemental retirement benefit under this Agreement is only payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary
Bank has purchased a life insurance policy on Mr. Smith's life so that it will have funds available to satisfy its obligations under this Agreement. This life insurance is held in a so-called "Rabbi" trust but is available to the creditors of the subsidiary Bank. Amounts expensed for retirement contributions are not included in the above cash compensation table. Under the Plan, as supplemented by the Agreement, each participant who retires at age 65 is entitled to receive an annual retirement income for life equal to 1.75% of the average of the highest consecutive five years of compensation during his or her career (average compensation) times creditable service up to 35 years, plus
1.25% of the average compensation times creditable service in excess of 35 years (up to five such years), less .49% of the final three year average compensation (limited to covered compensation, which is defined as the average of the individual's last 35 years of taxable social security wage base) times creditable service up to 35 years. The following are examples of estimated annual benefits to individual employees for the years of service indicated, exclusive of social security benefits. (The Plan and the Agreement contain provisions for optional benefits of equivalent actuarial value which may be elected by the employee). As of December 31, 1996, William N. Smith had 21 years of credited service with the subsidiary Bank and George A. Morgan had 28 years.




ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED


                                           Years of Service
Highest 5-Year Average
Base Compensation                20               30               40


  $ 25,000                  $ 6,300         $  9,450         $ 12,588
    50,000                   14,798           22,196           29,021
    75,000                   23,548           35,321           45,896
   100,000                   32,298           48,446           62,771
   125,000                   41,048           61,571           79,646
   150,000                   49,798           74,696           96,521
   175,000                   58,548           87,821          113,396
   200,000                   67,298          100,946          130,271




The subsidiary Bank has a deferred profit sharing plan. At present, the profit sharing plan provides for annual contributions, if any, by the subsidiary Bank, at the discretion of the Board of Directors. Employees are eligible to participate in the profit sharing plan after completing one year of service with the subsidiary Bank and having reached age 21 years. Contributions on behalf of participating employees are allocated to participants' shares in proportion to their annual compensation. Amounts expensed for deferred profit sharing plan contributions are included in the above summary compensation table. Participants are fully vested over a six year period. Contributions are invested and administered by the subsidiary Bank as sole trustee and administrator. In addition, the Agreement between William N.
Smith and the subsidiary Bank provides that Mr. Smith will receive credit in an account maintained on the books of the subsidiary Bank for an amount equal to the difference between the amount actually credited to Mr. Smith's account under the profit sharing plan and the contribution he would have received without regard to the compensation limitations of Section 401 (a)(17) of the Internal Revenue Code. The balance in Mr. Smith's supplemental profit sharing account is payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The life insurance policy previously referred to has been purchased by the subsidiary Bank for the purpose of satisfying its obligations under this Agreement.



Item 12: Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------



Principal Beneficial Owners Common Stock*
-----------------------------------------
As of December 31, 1996, the Trust Department of the Bank held, in various fiduciary capacities, 10,120 shares of the Company's common stock as co-trustee and 9,640 shares of the Company's common stock as sole trustee. Management does not exercise voting power over these shares. These holdings represent 1.24% of the total shares outstanding.

The following table sets forth, as of December 31, 1996, the amount and percentage of the common stock of the Company beneficially owned by each director and by all directors and principal officers as a group.





Name of Individual or                         Shares of Company Common          Percent of
Identity of Group                                      Stock Owned<F1>               Class


Leon Finkle                                                      2,400<F2>            0.15

Theodore E. Hoye, Jr.                                            4,200<F3>            0.26

Robert L. Maider                                                17,544                1.10

John C. Miller                                                  46,000                2.88

George A. Morgan                                                   816                0.05

Frank E. Perrella                                               34,800<F4>            2.18

William N. Smith                                                 2,000                0.13

Clark Easterly, Sr.                                              3,232<F5>            0.20

Brian K. Hanaburgh                                                 600<F6>            0.04

Clark D. Subik                                                     700                0.04

Deborah H. Rose                                                  2,220<F7>            0.14

All Directors and Principal Officers
of the Company as a Group (12 persons)                         116,312                7.27


<F1> The securities "benefically owned" by an individual are determined in accordance with the definition of
     "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as other securities as to which the individual has or shares voting or investment power.
     Beneficial ownership may be disclaimed as to certain of the securities.

<F2> Includes 800 shares owned individually by his spouse.

<F3> Includes 1,000 shares owned individually by his spouse.

<F4> Includes 34,000 shares owned individually by his spouse.

<F5> Includes 1,000 shares owned individually by his spouse.

<F6> Includes 200 shares owned individually by his spouse.

<F7> Includes 420 shares owned as custodian.




*The number of shares owned has been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.

Item 13: Certain Relationships and Related Transactions
         ----------------------------------------------
The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with many of its directors, executive officers and the businesses in which they are associated. During the calendar year 1996, loans to directors and executive officers, together with their business interests, reached maximum aggregate totals of $2,638,203, 9.51% of the December 31, 1996 equity capital accounts. At year-end, 1996, loans to directors and executive officers, together with their business interests, were $1,868,941, 6.74% of the December 31, 1996 equity capital accounts. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.


PART IV.



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------


The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated herein by reference:

Financial Statements (Consolidated)
Independent Auditors' Report
Statements of Condition--Decmeber 31, 1996 and 1995
Statements of Income--Years ended December 31, 1996, 1995 and 1994 Statements of Changes in Stockholders' Equity--
  Years ended December 31, 1996, 1995, and 1994
Statements of Cash flows--
  Years ended December 31, 1996, 1995, and 1994
Notes to Consolidated Financial Statements

(All financial statement schedules for the registrant and its subsidiary have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

The following are the exhibits:





Exhibit No.               Exhibit


 3.                       Articles of Incorporation and Bylaws(incorporated by reference)

10.                       Material contracts:
                            Contract with data processing servicer(incorporated by reference)
                            Supplemental Executive Retirement Plan(included herewith)

13.                       Annual Report to Security Holders(included herewith)

22.                       Subsidiaries of the Registrant(incorporated by reference)

23.                       Published report regarding matters submitted to a vote of
                            security holders
                            April 16, 1996 proxy materials(incorporated by reference)



EXHIBIT INDEX


Reg. S--K
Exhibit Number            Description


 3.                       Articles of Incorporation and Bylaws

10.                       Material contracts:
                            Contract with data processing servicer
                            Supplemental Executive Retirement Plan

13.                       Annual Report to Security Holders

22.                       Subsidiaries of the Registrant

23.                       Published report regarding matters submitted
                            to vote of security holders
                            April 16, 1996 proxy materials




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CNB Bancorp, Inc.

                                       By: /s/ William N. Smith
                                           ---------------------------
                                           William N. Smith,
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer

                                       By: /s/ George A. Morgan
                                           ---------------------------
                                           George A. Morgan,
                                           Vice President and Secretary
                                           (principal financial officer)



Dated: March 10, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                                       CNB Bancorp, Inc.


By /s/ William N. Smith                By /s/ Brian K. Hanaburgh
   ----------------------------           ----------------------------

By /s/ George A. Morgan                By /s/ Clark D. Subik
   ----------------------------           ----------------------------

By /s/ Frank E. Perrella               By /s/ John C. Miller
   ----------------------------           ----------------------------

By /s/ Deborah H. Rose                 By
   ----------------------------           ----------------------------

By /s/ Clark Easterly, Sr.             By
   ----------------------------           ----------------------------

By /s/ Robert L. Maider
   ----------------------------






CNB BANCORP, INC.
FINANCIAL DATA SCHEDULE
(UNAUDITED)
December 31, 1996


Item Number      Item Description


9-03(1)          Cash and due from banks                                                              8,323,677
9-03(2)          Interest-bearing deposits                                                               38,296
9-03(3)          Federal funds sold--purchased securities for resale                                  8,000,000
9-03(4)          Trading account assets                                                                       0
9-03(5)          Investment and mortgage backed securities held for sale                             56,120,310
9-03(6)          Investment and mortgage backed securities held to maturity--carrying value          30,930,765
9-03(6)          Investment and mortgage backed securities held to maturity--market value            31,477,028
9-03(7)          Loans (Net of Unearned Discount)                                                   106,985,219
9-03(7)(2)       Allowance for losses                                                                 1,620,078
9-03(11)         Total Assets                                                                       214,761,753
9-03(12)         Deposits                                                                           186,422,481
9-03(13)         Short-term borrowing                                                                       593
9-03(15)         Other liabilities                                                                      591,858
9-03(16)         Long-term debt                                                                               0
9-03(19)         Preferred stock--mandatory redemption                                                        0
9-03(20)         Preferred stock--no mandatory redemption                                                     0
9-03(21)         Common stocks                                                                        4,000,000
9-03(22)         Other stockholders' equity                                                          23,746,821
9-03(23)         Total liabilities and stockholders' equity                                         214,761,753




                                                                                 Current                  Y-T-D
Item Number      Item Description                                                Quarter               12-31-96


9-04(1)          Interest and fees on loans                                    2,372,590              9,541,140
9-04(2)          Interest and dividends on investments                         1,396,579              5,369,374
9-04(4)          Other interest income                                           100,601                394,446
9-04(5)          Total interest income                                         3,869,770             15,304,960
9-04(6)          Interest on deposits                                          1,733,765              6,913,911
9-04(9)          Total interest expense                                        1,735,255              6,924,405
9-04(10)         Net interest income                                           2,134,515              8,380,555
9-04(11)         Provision for loan losses                                        80,000                220,000
9-04(13)(h)      Investment securities gains/losses                                    0                      0
9-04(14)         Other expenses                                                1,338,756              4,561,368
9-04(15)         Income/loss before income tax                                   890,147              4,316,163
9-04(17)         Income/loss before extraordinary items                          890,147              4,316,163
9-04(18)         Extraordinary items, less tax                                         0                      0
9-04(19)         Cumulative change in accounting principles                            0                      0
9-04(20)         Net income or loss                                              641,279              3,045,158
9-04(21)         Earnings per share--primary<F1>                                    0.40                   1.90
9-04(21)         Earnings per share--fully diluted<F1>                              0.40                   1.90


<F1> Per share figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.




Guide Number     Item Description


I.B.5            Net yield-interest earning assets--actual                                                 4.20
III.C.1(a)       Loans on non accrual                                                                   679,914
III.C.1(b)       Accruing loans past due 90 days or more                                                556,622
III.C.1(c)       Troubled debt restructuring                                                                  0
III.C.2          Potential problem loans                                                              1,700,204
IV.A.1           Allowance for loan loss--beginning of period                                         1,505,159
IV.A.2           Total chargeoffs                                                                       126,868
IV.A.3           Total recoveries                                                                        21,787
IV.A.4           Allowance for loan loss--end of period                                               1,620,078
IV.B.1           Loan loss allowance allocated to domestic loans                                      1,293,011
IV.B.2           Loan loss allowance allocated to foreign loans                                               0
IV.B.3           Loan loss allowance--unallocated                                                       327,067


                               Exhibit 10

                        AGREEMENT FOR SUPPLEMENTAL
                  RETIREMENT BENEFITS FOR WILLIAM SMITH

This Agreement made and entered into as of this 30th day of December
1996, by and between City National Bank and Trust Company of Gloversville, a New York corporation (the "Corporation"), and William Smith, an individual currently residing in the State of New York, (the "Executive").

WITNESSETH THAT:

WHEREAS, the Executive is employed by the Corporation as President and Chief Executive Officer: and

WHEREAS, the Corporation recognizes the value of the services performed by the Executive and wishes to encourage his continued employment; and

WHEREAS, the Corporation desires to provide the Executive with supplemental deferred compensation to supplement the benefits under the Corporation's qualified plans which will be limited because of the compensation limitation under Section 401(a)(17) of the Code; and

WHEREAS, the parties hereto wish to provide the terms and conditions upon which the Corporation shall pay such deferred compensation to the Executive upon his retirement or other termination of employment with the Corporation; and

WHEREAS, the parties hereto intend that this Agreement be considered an unfunded arrangement, maintained primarily to provide deferred compensation benefits for the Executive, member of a select group of management or highly compensated employees of the Corporation, for purposes of the Employee Retirement Income Security Act of 1974, as amended;

NOW, THEREFORE, in consideration of the above, the parties hereby agree as follows:

                                 ARTICLE I

                                DEFINITIONS

Except as otherwise specified herein, the following terms shall have the following meanings unless a different meaning is plainly required by the context.

1.1 "Actuarial Equivalent" means equality in value of the aggregate amounts expected to be received under different forms of payment, based on the GAM 83 Mortality Table with 7% interest. The applicable PBGC interest rates for the month preceding the date of the distribution shall be used to make an Actuarial Equivalent determination.

1.2 "Beneficiary" means any person or persons designated by the Executive to receive amounts payable hereunder, after the death of the Executive. In the event that the Executive fails to designate a Beneficiary or if no such designated Beneficiary is living upon the death of the Executive or if for any reason such designation shall be legally ineffective, then the amount shall be paid to the estate of the Executive.

1.3 "Cause" means the Executive's having committed an act of fraud, embezzlement, or theft constituting a felony, or an act intentionally against the Corporation which causes the Corporation material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to the Corporation.

1.4   "Change in Control" means any of the following events for CNB
      Bancorp, Inc. or the Corporation: (a) any individual, corporation
      (other than the Corporation), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of the Corporation possessing twenty percent (25%) or more of the voting power for the election of directors of the Corporation; (b) any consolidation, merger or other business combination involving the Corporation or the securities of the Corporation in which holders of voting securities of the Corporation immediately prior to such event own, as a group, immediately after such event, voting securities of the Corporation (or, if the Corporation does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of directors of the Corporation (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Corporation's shareholders, of each new director of the Corporation was approved by a vote of at least two-thirds of the directors of the Corporation then still in office who were directors of the Corporation at the beginning of any such period; (d) removal by the stockholders of all or any or the incumbent directors of the Corporation other than a removal for Cause; or (e) any sale, lease, exchange or other transfer of all, or substantially all, of the assets of the Corporation to a party which is not controlled by or under common control with the Corporation.

1.5   "Code" means the Internal Revenue Code of 1986, as amended.

1.6 "Committee" means the committee appointed by the Board of Directors of the Corporation to interpret and administer this Agreement.

1.7 "Compensation" means the Executive's W-2 earnings during the twelve month period ending on each Valuation Date.

1.8 "Normal Retirement Date" means the first day of the month following the month in which the Executive attains age 64.

1.9 "Projected Compensation" means the Executive's estimated annual Compensation for a future Determination Year and is equal to Compensation, including bonuses, for the year ending on the Valuation Date increased by the assumed future cost of living increases for such year.

1.10 "Supplemental Pension Plan Account" means the bookkeeping account maintained by the Corporation which reflects the Executive's benefit under the Agreement as calculated under Article II herein.

1.11 "Supplemental Profit Sharing Account" means the bookkeeping account maintained by the Corporation which reflects the Executive's benefit under this Agreement as calculated under Article III herein.

1.12 "Supplemental Pension Benefit" means the benefit calculated in accordance with Article II of this Agreement.

1.13 "Supplemental Profit Sharing Benefit" means the benefit calculated in accordance with Article III of this Agreement.

1.14 "Total Pension Benefit" means, the total pension benefit payable under the Corporation's qualified Pension Plan as follows:

      (a) 1.75% of the Executive's Final Average Compensation times Years of Service as of the Determination Date, up to a maximum of 35 years, less

      (b) 0.49% of the Executive's Covered Compensation multiplied by Years of Service up to a maximum of 35 years, plus

      (c) 1.25% of the Executive's Final Average Compensation multiplied by Years of Service between 35 and 40 Years, less

      (d) the amount of the Executive's Accrued Benefit under the Corporation's qualified Pension Plan, less

      (e) the amount of Supplemental Pension Benefit previously distributed to the Executive.

1.15 "Total and Permanent Disability" means a physical or mental condition of the Executive resulting from bodily injury, disease, or mental disorder that renders him incapable of continuing in his usual or customary employment with the Corporation. The Executive shall be considered totally and permanently disabled if he is eligible for benefits under the Social Security Act and under any long term disability income plan sponsored by the Corporation.

1.16  "Valuation Date" means December 31 of each year.

1.17 "Years of Service" means the Executive's creditable service, as calculated under the Corporation's qualified Pension Plan, but in no case less than forty (40) years.

                                 ARTICLE II

                              PENSION BENEFITS

2.1 Supplemental Benefit. Upon the attainment of his Normal Retirement Date, the Executive shall be entitled to a Supplemental Pension Benefit in an amount equal to the difference between the Executive's Total Pension Benefit payable under the Corporation's qualified Pension
      Plan and the Executive's Total Pension Benefit payable under the Corporation's qualified Pension Plan calculated without regard to the compensation limitation under Section 401(a)(17) of the Code and considering the Years of Service defined in Paragraph 1.17. The Supplemental Pension Benefit shall be payable at such time and in such manner as provided herein.

2.2 Supplemental Pension Benefit. The Executive's Supplemental Pension Benefit, at any Valuation Date, is equal to the lump sum Actuarial Equivalent of the amount determined under Section 2.1 above.

2.3 Death and Disability Benefits. Upon the Executive's death or upon becoming disabled prior to his Normal Retirement Date, the Executive or his Beneficiary shall be fully vested in the amount of his Supplemental Pension Benefit.

2.4 Post-Retirement Benefits. If the Executive remains in the employment of the Corporation beyond his Normal Retirement Date, his Supplemental Pension Account Benefit shall be actuarially increased as of each Valuation Date subsequent to his Normal Retirement Date.

                                 ARTICLE III

                          PROFIT SHARING BENEFITS

3.1 Supplemental Profit Sharing Benefit. For the 1996 plan year and for each subsequent year, the Corporation shall credit the Executive's Supplemental Profit Sharing Account with a Supplemental Profit Sharing Plan Benefit in the amount equal to the difference between the Executive's actual contribution under the Corporation's qualified Profit Sharing Plan and the contribution the Executive would have received calculated without regard to the compensation limitation under Section 401(a)(17) of the Code. Upon the attainment of his Normal Retirement Date, the Executive shall be entitled to the Supplemental Profit Sharing Benefit payable at such time and in such manner as provided herein.

3.2 Supplemental Profit Sharing Account. The Executive's Supplemental Profit Sharing Account as of any Valuation Date will consist of all Supplemental Profit Sharing contributions made by the Corporation on his behalf including the income, if any, earned on the Supplemental Profit Sharing contributions.

      The amount of such Supplemental Profit Sharing contributions credited to the Executive's account will be determined annually by the Committee.

3.3 Death and Disability Benefits. Upon the Executive's death or upon his Total and Permanent Disability, the Executive or his Beneficiary shall be vested in his Supplemental Profit Sharing Benefit Account under the same terms and conditions as under the Corporation's qualified Profit Sharing Plan.

3.4 Post-Retirement Profit Sharing Benefit. If the Executive remains in the employment of the Corporation beyond his Normal Retirement
      Date, his Supplemental Profit Sharing Account Balance shall be credited with additional contributions in accordance with Section 3.1.

                                 ARTICLE IV

                            PAYMENT OF BENEFITS

4.1 Except as otherwise provided in Sections 4.2 and 7.1, if the Executive's employment with the Corporation is voluntarily terminated by the Executive or is terminated by the Corporation for Cause as described in Paragraph 1.3, the Executive shall forfeit all benefits under this Agreement.

4.2   If the Executive's employment with the Corporation is terminated
      (a) after the attainment of his Normal Retirement Date, (b) by Total and Permanent Disability, or (c) by death, the Executive or his Beneficiary shall be entitled to his Supplemental Pension Benefit and Supplemental Profit Sharing Benefit determined at the next Valuation Date.

4.3 The Supplemental Pension and Profit Sharing Benefits shall be payable to the Executive or his Beneficiary in the same manner, and at the same time as benefit payments to such Participant or his Beneficiary are made under the applicable terms of the Corporation's qualified Pension Plan and the Corporation's qualified Profit Sharing Plan.

                                   ARTICLE V

                                ADMINISTRATION

5.1 The Agreement shall be administered by the Committee thereof appointed by the Board. The Committee shall have the authority to administer and interpret the Agreement including the establishment of a claims procedure.

                                  ARTICLE VI

                                MISCELLANEOUS

6.1 This Agreement shall not be construed as giving the Executive any right to be retained in the employ of the Corporation.

6.2 Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and the Executive, his Beneficiary or any other person.
      To the extent that the Executive, his Beneficiary or any person acquires the right to receive payment from the Corporation under this Agreement, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

6.3 No benefit payable at any time under this Agreement shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind.

6.4 This Agreement shall be binding upon and inure to the benefit of the Corporation, its successors and assigns and the Executive and his heirs, executor, administrator and legal representatives.

6.5 All rights hereunder shall be governed by and construed according to the laws of the State of New York, except to the extent such laws are preempted by the laws of the United States of America. In the event any provision of this Agreement is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of this Agreement.

6.6 No modification of this Agreement shall be binding upon the parties hereto, or either of them, unless such modification is in writing and signed by the Corporation and the Executive.

                                 ARTICLE VII

                              CHANGE IN CONTROL

7.1 If the Executive's employment with the Corporation and all of its subsidiaries is terminated within four (4) years after a Change in Control, the Executive will be entitled to a single lump sum payment equal to the Actuarial Equivalent of his Supplemental Pension Benefit and a single lump sum payment equal to his Supplemental Profit Sharing Benefit payable as of the next Valuation Date.

                                 ARTICLE VIII

                           CONVENANTS NOT TO COMPETE

8.1 The Executive shall forfeit all rights to benefits under this Agreement if he serves as an officer, director or employee of, or acts as a consultant for, any corporation or other entity whose business is competitive with the Corporation and is situated in any of the following counties of New York: Fulton, Franklin, Herkimer, Hamilton, Montgomery, Saratoga, Schenectady, or Schoharie. The forfeiture provided in this Article VIII will be deemed inapplicable to any relationship that:

      (a) exists and was disclosed to the Committee prior to the effective date of this Agreement; or

      (b) is determined by a majority of the Committee not to be contrary to the interests of the Corporation.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement this 30th day of December 1996.

                                  CITY NATIONAL BANK AND TRUST COMPANY
                                  OF GLOVERSVILLE

                                  By: /s/ Theodore E. Hoye, Jr.
                                      Chairman of the Compensation Committee

                                  By: /s/ William N. Smith
                                      William N. Smith, "Executive"

Exhibit 13

CNB Bancorp, Inc.

1996 Annual Report


City National Bank
and Trust Company


DIRECTORS
CNB BANCORP, INC.
City National Bank and Trust Company

Theodore E. Hoye, Jr.
Partner, Hoye & Hoye Attorneys

John C. Miller
President, John C. Miller, Inc.
Automobile Dealer

Frank E. Perrella
President, JBF Industries, Inc.
Tannery

Robert L. Maider
Partner, Maider & Smith Attorneys

William N. Smith
Chairman of the Board, President and Chief Executive
Officer of the Company and the subsidiary Bank

Leon Finkle
Chairman of the Board, Finkle Distributors, Inc.
Candy and Tobacco Distribution

George A. Morgan
Vice-President and Secretary of the Company and Executive Vice President, Cashier and Trust Officer of the subsidiary Bank

Clark Easterly, Sr.
Chairman of the Board, The Johnstown Knitting Mill Company
Manufacturer of Knitwear

Brian K. Hanaburgh
Owner, D/B/A McDonald's Restaurants
Fast Food Restaurants

Clark D. Subik
President, Superb Leathers, Inc.
Leather Merchandiser

Deborah H. Rose
Vice-President, Hathaway Agency, Inc.
General Insurance


HONORARY DIRECTORS

Lydon F. Maider

Richard B. Parkhurst

Edward F. Vonderahe

Henry C. Tauber

Lloyd Politsch

Henry Buanno

Alfred J. Washburn

Richard E. Hathaway

Paul E. Smith



FINANCIAL HIGHLIGHTS


                                         1996            1995            1994


NET INCOME                       $  3,045,158    $  3,002,684    $  2,824,933

  Per Share<F1>                          1.90            1.88            1.77

CASH DIVIDENDS DECLARED          $  1,184,000    $  1,088,000    $    992,000

  Per Share<F1>                           .74             .68             .62

STOCKHOLDERS' EQUITY AT
  YEAR END                       $ 27,746,821    $ 25,979,378    $ 22,924,941

  Per Share<F1>                         17.34           16.24           14.33

RETURN ON AVERAGE
  STOCKHOLDERS' EQUITY                   11.3%           12.2%           12.4%

RETURN ON AVERAGE
  ASSETS                                 1.45%           1.55%           1.56%

TOTAL ASSETS AT YEAR-END         $214,761,753    $201,516,183    $188,093,212



<F1>Per share amounts have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.


TO OUR STOCKHOLDERS'

I am please to report that 1996 proved to be another very successful year for our Company.

Net income and earnings per share in 1996 were $3,045,158 and $1.90, respectively compared to $3,002,684 and $1.88 the prior year, after adjusting for the 2-for-1 stock split declared in January 1997.

Total assets increased $13,245,570 or 6.6% resulting in total assets at year-end of $214,761,753. Total loans, net of unearned income increased only $2,511,055 or 2.4%. With the lack of significant loan demand, excess funds were invested in the securities portfolio. At year end total securities in both the available for sale and investment securities categories were $87,051,075, an increase of $9,537,472 or 12.3% from 1995.

Deposits increased by $12,074,274 or 6.9% to a new high of $186,422,481, with the largest increase, $9,804,978, coming in regular savings, N.O.W. and money market accounts. In monitoring our deposit growth, we compare ourselves to our competitors. All Federally insured banks, savings and loan associations and credit unions file a report on deposits by branch as of June 30 of each year. The latest available information is for June 30, 1996 and is compiled by county. The deposit totals for Fulton County show that as of June 30, 1996 we had a 29.4% market share, with our nearest competitor having a market share of 16.4%. This means that although we compete with many financial institutions that overall are much larger than we are, in Fulton County, we continue to be the largest financial institution; a distinction we have held since 1986. In fact, we have increased our market share every year since 1988 when we had a market share of 18.9%.

As you know, the Board of Directors at their January 27, 1997 meeting declared a 2-for-1 stock split to shareholders of record February 10, 1997. The split was effectuated by means of a 100% stock dividend. The additional shares were dated February 18, 1997 and mailed to shareholders at that time. At year-end, after giving effect to the stock split, the bid price per share of stock was $24.875, an increase of 10.6% from the prior year.

In January, 1996 the Board of Directors increased the dividend for the thirtieth consecutive year. After adjusting for the stock split, the dividend per share for the year was $.74, an increase of 8.8% over 1995. Total dividends paid for the year amounted to $1,184,000.

Stockholders' equity increased to $27,746,821, an increase of $1,767,443 or 6.8%. This strong internal generation of capital resulted in a year-end stockholders' equity to total assets ratio of 12.9%. That ratio compares very favorable to our regulatory bank holding company peer group's average of 9.3% and places us in the 90th percentile for capital strength within our group.

Six years ago, the American Bankers Association and several of its member banks sued the credit union industry's regulator because it was allowing credit unions to expand their membership beyond the limits of the law. During this year, federal courts held that previous regulatory rulings, allowing income tax exempt credit unions to greatly expand their "common bond" memberships were illegal. This decision means a federal credit union can no longer sign up new customers unless they are part of the original group of people that credit union was chartered to serve. While some credit unions have stuck to their original purpose, others have greatly expanded their scope in recent years, aided to great extent by the tax exemption. The credit union industry has launched a major public relations effort to portray banks as "greedy" for objecting to this uneven playing field. Banks don't have a quarrel with the thousands of credit unions that act like credit unions. The objection is to those that act like banks but aren't taxed and regulated like banks. I urge you to let your legislators, both state and federal, know how you feel about this tax loophole.

During the year we made significant investments in real estate, equipment and personnel to help position our organization to compete well into the twenty-first century.

In June, we opened our new consumer loan department at 10 N. Main Street, adjacent to the main bank building at 12-24 North Main Street, Gloversville. This new office has its own entrance from the street, as well as being open to the main banking lobby. This move allowed us to expand our mortgage department into the former consumer loan area, creating more privacy for mortgage loan customers. At the same time we moved the auditing and compliance departments from their tight quarters on the balcony to upstairs in the new building. In conjunction with the opening of this newly renovated facility, we expanded the hours for all our loan departments downtown. The new hours are 9:00 a.m.-4:30 p.m. Monday through Thursday and 9:00 a.m.-6:00 p.m. Friday.

October saw the opening of our fourth branch office near the four corners in Perth. This is a full service facility, as are all our other offices, with night depository, safe deposit boxes, a drive-up window and an automated teller machine. We had a very successful grand opening and are seeing steady growth. We are the first bank to have an office in the town of Perth, and are located next to Stewarts at the site of the old Perth Diner. We are approved as the town of Perth's official bank, and they were our first depositor. In order to provide convenience to existing as well as new customers, we have expanded hours in Perth with the drive-up open Monday through Thursday 8:00 a.m.-6:00 p.m., Friday 8:00 a.m.-7:00 p.m and Saturday 9:00 a.m.-1:00 p.m.

The bank made two major technological advances during the year. Our new automated customer Voice Response System went into operation in March. This allows our customers to have access to information on their accounts 24 hours a day, seven days a week. By calling 725-CITY (725-2489), Perth 842-4800, customers can obtain a myriad of information on checking or savings accounts, certificates of deposit, mortgage, installment or home equity loans. Transfers can be made between checking accounts and statement savings accounts and the bank's latest offerings and rates are also available. We are currently averaging over 400 calls a week to the Voice Response System.

Also, a state-of-the-art electronic teller system was installed throughout the organization which allows our tellers to be more efficient and better serve our customers.

In 1997, a platform automation system will be completed for customer service personnel and loan originators. In addition, we plan to expand our product menu with a new debit card that incorporates the features of an ATM card and the universal acceptance of MasterCard or Visa. The card is used in place of a personal check or cash at merchant locations and the amount of the purchase is deducted directly from the customer's checking account.

Several personnel changes were made during the year. Tiena DiMattia was named the manager of the new Perth office, Elizabeth Hranitz was named manager of the Johnstown office, Constance Robinson was named manager of the Fifth Avenue office, and Julie Bean became a loan officer in the mortgage department.

Donald F. Stanyon, Jr. was hired during the year as a financial services officer to help customers make investment decisions on products other than traditional bank deposits. In October, we entered into an agreement with Essex Corporation to provide our customers with the ability to purchase mutual funds and annuities at our banking offices. Don will administer the program and provide the expertise to help our customers choose an appropriate investment. He is licensed to sell stocks and bonds, as well as mutual funds and annuities. Essex, which is a leading provider of "non-deposit" investments to the banking community, marketed over $3.1 billion in annuities in 1996.

In January, Deborah H. Rose, Vice President of Hathaway Agency, was appointed to the Board of Directors. Mrs. Rose brings a diversity of experience and viewpoint that will serve to compliment our existing Board.

We also want to recognize and congratulate Shirley Quinn on her retirement from the Bank effective April 26, 1996. Shirley was a dedicated employee with nearly 25 years of service.

Finally, I would like to thank our directors and staff for their contributions to the continuing success of our company.




/s/

William N. Smith
Chairman and President



Year End Total Assets
Five Years (1992-1996)


(Thousands)

1992      $164,324
1993      $170,275
1994      $188,093
1995      $201,516
1996      $214,762



Net Income
Five Years (1992-1996)


(Thousands)

1992      $2,353
1993      $2,576
1994      $2,825
1995      $3,003
1996      $3,045




Bid Price Per Common Share Year End<F1>
Five Years (1992-1996)


1992      $14.00
1993      $16.44
1994      $20.38
1995      $22.50
1996      $24.88

<F1>per share figures have been adjusted to reflect stock splits.




Dividend Paid Per Common Share<F1>
Five Years (1992-1996)



1992      $.54
1993      $.58
1994      $.62
1995      $.68
1996      $.74

<F1>per share figures have been adjusted to reflect stock splits.



FINANCIAL REVIEW

The financial review is a presentation of management's discussion and analysis of the consolidated financial condition and results of operations of CNB Bancorp, Inc. and its subsidiary City National Bank & Trust Company. The financial review is presented to provide a better understanding of the financial data contained in this report and should be read in conjunction with the consolidated financial statements and other schedules that follow.

Results of Operations: The comparative consolidated statements of income summarizes income and expense for the last three years. The Company, again, achieved record earnings for 1996 of $3,045,158 as compared to $3,002,684 for 1995, an increase of 1.4% over the previous year. Net income for 1995 increased by 6.3% over that of 1994. The return on average assets for the three years ended December 31, 1996, 1995, and 1994 was 1.45%, 1.55% and 1.56%, respectively. The return on average equity for the same periods was 11.3%, 12.2% and 12.4%. The record earnings posted for 1996 were especially gratifying in view of the funding, by the subsidiary Bank, of three major projects during the year. These included, the opening of a new branch office in the town of Perth, the purchase and renovation of a building next door to our main office, and the purchase of a new teller and platform automation system.

Net interest income, the most significant component of earnings, is the amount by which the interest generated from earning assets exceeds the expense associated with funding those assets. Changes in net interest income from year to year result from changes in the level and mix of the average balances (volume) of earning assets and interest-bearing liabilities and from the yield earned and the cost paid (rate). In the following discussion, interest income is presented on a fully taxable equivalent basis applying the statutory Federal income tax rate. Net interest income increased $317,158 or 3.6%, as compared to an increase of $348,362 or 4.1% for the previous year. The increase in 1996 was a result of higher volumes of interest bearing liabilities being invested in the investment portfolio due to slow loan demand which resulted in increased earning assets, but at a lower net interest margin. Interest and fees on loans for 1996 increased by only $36,824 or 0.4% from the previous year, as compared to an increase of $1,412,494 or 17.5%, for 1995 over 1994. The nominal increase for 1996 was due primarily to lower volumes of commercial loans than the previous year. Interest on securities increased $634,658 or 11.6%, as compared to an increase of $542,706 or 11.0% for 1995 over 1994. The increase in 1996 was due to new deposit growth being invested in the investment portfolio and maturing securities being reinvested at slightly higher rates. The increase in 1995 was due to higher interest rates available on the reinvestment of maturing securities. Interest on federal funds sold increased by $71,384 or 22.3%, as compared to an increase of $122,981 or 62.4% for 1995 over 1994. The increase in 1996 was due to the higher volume of funds maintained to offset the increase in short-term interest bearing liabilities.

Total interest expense increased $450,846 in 1996 or 7.0% over that of 1995 as compared to an increase of $1,729,100 or 36.4% for 1995 over 1994. The increase in 1996 was due to a higher volume of deposits in general and a movement from lower paying deposits into higher paying certificates of deposit. Average certificates of deposit in 1996, 1995 and 1994 were $88,440,184, $78,241,592 and $64,306,161, respectively.

Total other income for 1996 decreased by $30,937 or 4.1% due to the non recurring sale of our credit card receivables in 1995 at a gain of $67,000. Total other income for 1995 decreased by $10,869 or 1.4% due mainly to lower fiduciary income and no security gains in 1995. Total other expense increased $247,564 or 5.7% over the preceding year as compared to an increase of $114,939 or 2.7% for 1995 over 1994. The 1996 increase was due mainly to higher salary and benefit costs, and start up costs of a new branch office, partially offset by lower F.D.I.C. insurance costs.

For comparison purposes, the table below shows interest income converted to fully taxable basis to recognize the income tax savings between taxable and tax-exempt assets.



                                                                                 % Change     % Change
                                         1996           1995           1994     1996/1995    1995/1994


Total interest income             $15,304,960    $14,551,487    $12,459,477          5.2%        16.8%

Total interest expense              6,924,405      6,473,559      4,744,459          7.0         36.4

Net interest income                 8,380,555      8,077,928      7,715,018          3.7          4.7

Tax equivalent adjustment             771,101        756,570        771,118          1.9         (1.9)

Net interest income taxable
  equivalent basis                $ 9,151,656    $ 8,834,498    $ 8,486,136          3.6%         4.1%





Net interest rate spread, the difference between average earning asset yield and the cost of average interest bearing funds, decreased from 1995 to 1996 by 19 basis points or 4.7% over the previous year, as compared to a decrease of 30 basis points or 6.9% from 1994 to 1995. Net interest margin, the amount of net income expressed as a percentage of earning assets, decreased for the year by 19 basis points or 4.0%, whereas the change from 1994 to 1995 decreased by 16 basis points or 3.2%. The declines in the net interest rate spread and the net interest margin for 1996 were attributed to most of the new deposit growth being invested in the bond portfolio at a lower than average spread due to slow loan demand.

Interest rate spread and net interest margin:
(Tax equivalent basis)




                                       1996                        1995                         1994
                                Yearly                      Yearly                       Yearly
                               Average      Rate           Average       Rate           Average       Rate


Earning Assets           $199,674,619      8.05%      $185,067,200      8.27%      $172,044,994      7.69%

Interest bearing
  liabilities             164,667,366      4.21       $152,718,579      4.24       $141,265,173      3.36

Net interest
  rate spread                              3.84%                        4.03%                        4.33%

Rate on earning
  assets                                   8.05%                        8.27%                        7.69%

Interest expense to
  earning assets                           3.47                         3.50                         2.76

Net interest margin                        4.58%                        4.77%                        4.93%





Liquidity and Interest Rate Sensitivity Management: The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers' needs to access deposit balances and to provide for the credit demands of borrowing customers. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

While the primary source of liquidity consists of maturing securities, other sources of funds are federal fund sold, repayment of loans, sale of securities available for sale, and growth of deposit accounts. Throughout 1997, approximately $16 million of securities are scheduled to mature and approximately $15 million become callable. While there are no known trends or demands that are likely to affect the Bank's liquidity position in any material way during the coming year, the above funds are available to satisfy any needs that may arise.

Interest rate sensitivity involves the management of interest rate risk which arises from mismatches between repricing or maturity characteristics of assets and liabilities. More assets repricing than liabilities over a given time frame is considered asset sensitive and more liabilities repricing than assets is considered liability sensitive. In a rising rate environment an asset sensitive position will generally enhance earnings, whereas a liability sensitive position will negatively impact earnings. The asset/liability committee of the subsidiary Bank meets regularly to determine strategies and to monitor its repricing opportunities to assure a proper mix of assets and liabilities to limit adverse exposure of net interest income due to changes in interest rates. As of December 31, 1996 the subsidiary Bank was in an asset sensitive position which means that more assets are scheduled to mature or reprice within the next year than liabilities. The under one year cumulative gap to total assets was 2.2% as of December 31, 1996.



Capital Resources: On January 1, 1994 the Company adopted Financial Accounting Standards Board Statement No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The provisions of SFAS No. 115 required the subsidiary Bank to establish a capital reserve for unrealized gains or losses on available for sale securities, net of the deferred tax effect. Stockholders' equity ended 1996 at $27,746,821 up $1,767,443 or 6.8%. At December 31, 1996 the ratio of stockholders' equity to total assets was 12.9% the same as the previous year.

As of December 31, 1990 banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. Risk-based assets are the value of assets carried on the books of the Company, as well as certain off-balance sheet items, multiplied by an appropriate factor as stipulated in the regulation. Tier 1 capital consists of common stock and qualifying stockholders' equity. Total capital consists of Tier 1 capital plus a portion of the allowance for loan losses. Currently the minimum risk-based ratios, as established by the Federal Reserve Board, for Tier 1 and total capital are 4% and 8%, respectively. At December 31, 1996 the Company had Tier 1 and total capital risk-based ratios of 25.0 and 26.2%, respectively. The Company also maintained a leverage ratio of 12.9% as of December 31, 1996. The leverage ratio is defined as Tier 1 capital in relation to fourth quarter average assets. These strong ratios are well in excess of regulatory minimums, and well above the average for peer banks and the industry as a whole.



                        CNB Bancorp, Inc.               1996 Minimum
Risk Based Ratios       December 31, 1996      Regulatory Guidelines


  Tier 1                            25.0%                       4.0%

  Total Capital                     26.2%                       8.0%

Leverage Ratio                      12.9%                       3.0%


Provision for loan losses: The level of the adequacy of the allowance for loan losses is determined by management's evaluation of the quality of the loan portfolio on a quarterly basis. This is an integral part of the loan function which includes the identification of past due loans, non performing loans, the recognition of the current economic environment and the review of historical loss experience.

Non performing loans, defined as non accruing loans, loans 90 days or more past due and still accruing interest and loans restructured in a troubled debt restructuring, ended 1996 at $1,236,536 or 1.16% of loans net of unearned income. Non performing loans at December 31, 1995 were $1,033,866 or .99% of loans net of unearned income. There were no troubled debt restructured loans as of December 31, 1996 or 1995. There are no other loans in the Company's portfolio that management is aware of that pose significant adverse risk to the eventual full collection of principal.

The provision for loan losses for 1996 was $220,000, compared to $230,000 in 1995 and $310,000 in 1994. Net charge-offs were $105,081, $63,753 and $102,439 for the years 1996, 1995 and 1994, respectively. The allowance at year-end 1996 was 1.51% of loans net of unearned income, as compared to 1.44% for year-end 1995. As of January 1, 1995, the Company adopted the new accounting rules for impaired loans, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS No. 118), which amended SFAS No. 114. In accordance with these new Statements, a loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. These Standards are applicable principally to commercial and commercial real estate loans, however, certain provisions related to restructured loans are applicable to all loan types. The Company considers all commercial non-accrual loans and all loans restructured in a troubled debt restructuring subsequent to January 1, 1995 to be impaired. All required disclosures related to these new Statements are included in the notes to the consolidated financial statements.

Deferred tax asset valuation allowance: Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. In considering if it is more likely than not that some or all of the deferred tax assets will not be realized, the Company considers temporary taxable differences, historical taxes and future taxable income. The valuation allowance of $155,928 and $152,983 as of December 31, 1996 and 1995, respectively, relates to New York State deferred tax assets due to the lack of carryback and carryforward provisions available in New York State. Based primarily on the sufficiency of historical taxable income, management believes it is more likely than not that the remaining net deferred tax asset at December 31, 1996 and 1995 will be realized.




FIVE YEAR SUMMARY OF OPERATIONS
(In thousands, except per share data)


December 31,                                         1996          1995         1994          1993          1992


Consolidated statement of income data

Interest Income:

  Loans                                          $  9,541      $  9,504     $  8,092      $  7,200      $  6,881

  Securities<F1>                                    5,373         4,727        4,170         4,341         5,193

  Federal funds sold                                  391           320          197           194           105

    Total interest income                          15,305        14,551       12,459        11,735        12,179

Interest expense:

  Deposits                                          6,914         6,451        4,729         4,616         5,561

  Borrowings                                           10            22           15             4             4

    Total interest expense                          6,924         6,473        4,744         4,620         5,565

Net interest income                                 8,381         8,078        7,715         7,115         6,614

Provision for loan losses                             220           230          310           325           285

Net interest income after provision
  for loan losses                                   8,161         7,848        7,405         6,790         6,329

Other income                                          717           748          759           612           611

Other expenses                                      4,562         4,314        4,199         4,024         3,706

Income before income taxes and cumulative
  effects of changes in accounting principles       4,316         4,282        3,965         3,378         3,234

Applicable income taxes                             1,271         1,279        1,140           883           881

Income before cumulative effects of changes
  in accounting principles                          3,045         3,003        2,825         2,495         2,353

Cumulative effects of changes in accounting
  principles (net of income tax effect)                 0             0            0            81             0

Net income                                       $  3,045      $  3,003     $  2,825      $  2,576      $  2,353

Per share data:<F2>

  Income before cumulative effects of
    changes in accounting principles             $   1.90      $   1.88     $   1.77      $   1.56      $   1.47

  Net income                                         1.90          1.88         1.77          1.61          1.47

  Cash dividends paid                                 .74           .68          .62           .58           .54

Selected year-end
  consolidated statement of condition data:

  Total assets                                   $214,762      $201,516     $188,093      $170,275      $164,324

  Deposits                                        186,422       174,348      164,516       147,874       143,689

  Securities<F1>                                   87,886        77,664       73,898        77,017        73,770

  Net loans                                       105,365       102,969       99,336        82,793        75,074

  Stockholders' equity<F1>                         27,747        25,979       22,925        21,857        20,209




<F1>Securities figures include investment securities, securities available for sale, FRB and FHLB stock. In 1996, 1995 and 1994 securities available for sale were recorded at fair value with any unrealized gain or loss at December 31 included in stockholder's equity, on a net of tax basis. Prior to 1994, securities available for sale, if any, were recorded at the lower of amortized cost or fair value.

<F2>Per share figures and shares outstanding have been adjusted to reflect the
2 for 1 stock splits effected through the 100% stock dividend declared in January 1997 and December 1993.







CONSOLIDATED STATEMENTS OF CONDITION

                                                                                  December 31,
                                                                           1996                 1995


ASSETS:

Cash and cash equivalents

  Non-interest bearing                                             $  8,323,677        $  8,090,358

  Interest bearing                                                       38,296                   0

  Federal funds sold                                                  8,000,000           8,300,000

    Total cash and cash equivalents                                  16,361,973          16,390,358

Securities available for sale, at fair value (note 3)                56,120,310          50,750,145

Investment securities (approximate fair value at 12/31/96-
  $31,477,028; at 12/31/95-$27,653,665) (note 4)                     30,930,765          26,763,458

Investments required by law, stock in Federal Home Loan Bank
  of New York and Federal Reserve Bank of New York, at cost             834,800             150,000

Loans (note 5)                                                      115,048,050          111,457,153

  Unearned income                                                    (8,062,831)          (6,982,989)

  Allowance for loan losses (note 6)                                 (1,620,078)          (1,505,159)

    Net loans                                                       105,365,141          102,969,005

Premises and equipment (note 7)                                       2,747,681            2,109,868

Accrued interest receivable                                           1,403,082            1,497,789

Other assets                                                            998,001              885,560

    Total assets                                                   $214,761,753         $201,516,183


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

  Demand (non-interest bearing)                                    $ 18,616,607         $ 17,119,532

  Regular savings, N.O.W. and money market accounts                  84,212,947           74,407,969

  Certificates and time deposits of $100,000 or more (note 8)        28,305,295           28,520,079

  Other time deposits (note 8)                                       55,287,632           54,300,627

    Total deposits                                                  186,422,481          174,348,207

Securities sold under agreements to repurchase (note 9)                     593              825,137

Other liabilities                                                       591,858              363,461

    Total liabilities                                               187,014,932          175,536,805

Commitments and contingent liabilities (notes 10 & 12)


STOCKHOLDERS' EQUITY

Common stock, $5 par value, 2,000,000 shares authorized,
  800,000 shares issued and outstanding in 1996 and 1995              4,000,000            4,000,000

Surplus                                                               4,000,000            4,000,000

Undivided profits                                                    19,465,820           17,604,662

Net unrealized gain on available for sale securities
  (net of tax effect)                                                   281,001              374,716

    Total stockholders' equity                                       27,746,821           25,979,378

    Total liabilities and stockholders' equity                     $214,761,753         $201,516,183


See accompanying notes to consolidated financial statements









CONSOLIDATED STATEMENTS OF INCOME


                                                                                Years Ended December 31,
                                                                         1996              1995              1994


INTEREST AND DIVIDEND INCOME:

  Interest and fees on loans                                       $9,541,140        $9,504,316        $8,091,822

  Interest on federal funds sold                                      391,332           319,948           196,967

  Interest on balances due from depository institutions                 3,114                 0               719

  Interest on securities available for sale                         3,333,142         2,985,145         2,564,499

  Interest on investment securities                                 2,005,208         1,733,078         1,596,470

  Dividends on FRB & FHLB stock                                        31,024             9,000             9,000

    Total interest and dividend income                             15,304,960        14,551,487        12,459,477


INTEREST EXPENSE:

  Interest on deposits:

    Certificates and time deposits of $100,000 or more              1,961,242         1,609,835           780,407

    Regular savings, NOW and money market accounts                  2,072,334        2, 056,015         1,986,333

    Other time deposits                                             2,880,335         2,786,027         1,963,141

  Interest on securities sold under agreements
    to repurchase                                                      10,341            20,060             7,137

  Interest on other borrowed money                                        153             1,622             7,441

    Total interest expense                                          6,924,405         6,473,559         4,744,459


NET INTEREST INCOME:                                                8,380,555         8,077,928         7,715,018

  Provision for loan losses (note 6)                                  220,000           230,000           310,000


NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   8,160,555         7,847,928         7,405,018

OTHER INCOME:

  Income from fiduciary activities                                    107,824           120,046           132,175

  Service charges on deposit accounts                                 358,085           327,161           317,722

  Net gain on sale of securities available for sale                         0                 0            58,239

  Other income                                                        251,067           300,706           250,646

    Total other income                                                716,976           747,913           758,782


OTHER EXPENSES:

  Salaries and employee benefits                                    2,383,495         2,165,637         2,048,508

  Occupancy expense, net                                              284,050           254,207           239,296

  Furniture and equipment expense                                     310,734           288,100           247,889

  External data processing expense                                    441,082           408,311           374,325

  F.D.I.C. insurance expense                                            2,000           190,079           341,900

  Printing, stationery and supplies                                   156,101           142,243           117,459

  Other expense                                                       983,906           865,227           829,488

    Total other expenses                                            4,561,368         4,313,804         4,198,865


INCOME BEFORE INCOME TAXES                                          4,316,163         4,282,037         3,964,935

  Applicable income taxes (note 11)                                 1,271,005         1,279,353         1,140,002


NET INCOME                                                         $3,045,158        $3,002,684        $2,824,933

  Earnings per common share (1,600,000 shares)<F1>                 $     1.90        $     1.88        $     1.77

See accompanying notes to consolidated financial statements




<F1>Per share figures and shares outstanding have been adjusted to reflect the
2 for 1 stock split effected through the 100% stock dividend declared in January 1997.








CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                 For the three years ended December 31, 1996
                                                                                            Net Unrealized
                                                                                               Gain/(Loss)
                                                                                             on Securities
                                                                                             Available for            Total
                                                   Common                        Undivided       Sale, Net    Stockholders'
                                                    Stock         Surplus          Profits   of Tax Effect           Equity


Beginning balance, January 1, 1994             $4,000,000      $4,000,000      $13,857,045      $        0      $21,857,045

Net income-1994                                         0               0        2,824,933               0        2,824,933

Net unrealized gain/(loss) on securities
  available for sale, net of tax effect                 0               0                0        (765,037)        (765,037)

Cash dividends paid on common stock                     0               0         (992,000)              0         (992,000)

Ending balance, December 31, 1994               4,000,000       4,000,000       15,689,978        (765,037)      22,924,941

Net income--1995                                        0               0        3,002,684               0        3,002,684

Change in net unrealized loss on
  securities available for sale, net
  of tax effect                                         0               0                0       1,139,753        1,139,753

Cash dividends paid on common stock                     0               0       (1,088,000)              0       (1,088,000)

Ending balance, December 31, 1995               4,000,000       4,000,000       17,604,662         374,716       25,979,378

Net income--1996                                        0               0        3,045,158               0        3,045,158

Change in net unrealized gain on
  securities available for sale,
  net of tax effect                                     0               0                0         (93,715)         (93,715)

Cash dividends paid on common stock                     0               0       (1,184,000)              0       (1,184,000)

Ending balance, December 31, 1996              $4,000,000      $4,000,000      $19,465,820      $  281,001      $27,746,821

See accompanying notes to consolidated financial statements.






CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years Ended December 31,
                                                                         1996              1995              1994


Cash flows from operating activities:

Net income                                                        $ 3,045,158       $ 3,002,684       $ 2,824,933

Adjustments to reconcile net income to cash and cash equilavents provided by operating activities:

    (Increase) decrease in interest receivable                         94,707          (187,140)         (218,733)

    Decrease in other assets                                          181,558             4,996            61,340

    Increase in other liabilities                                     228,397            21,522            43,164

    Benefit for deferred taxes                                        (63,403)           (7,592)          (38,202)

    Depreciation                                                      277,759           245,660           180,047

    Amortization of premiums/discounts on
      securities, net                                                 162,689           189,277           441,915

    Provision for loan losses                                         220,000           230,000           310,000

    Net gain on sale of securities available for sale                       0                 0           (58,239)

    Total adjustments                                               1,101,707           496,723           721,292

      Net cash provided by operating activities                     4,146,865         3,499,407         3,546,225

Cash flows from investing activities:

    Purchase of investment securities                             (13,902,313)      (11,009,829)       (8,870,075)

    Purchase of securities available for sale<F1>                 (22,269,243)      (10,777,661)      (15,350,550)

    Proceeds from matured investment securities                     9,671,853        11,212,252         7,394,350

    Proceeds from matured securities available for sale            15,955,203         8,538,284        13,684,969

    Proceeds from sale of securities available for sale                     0                 0         4,586,914

    Net increase in loans                                          (2,780,908)       (3,980,134)      (16,993,009)

    Capital expenditures                                             (915,572)         (407,696)         (118,778)

      Net cash used by investing activities                       (14,240,980)       (6,424,784)      (15,666,179)

Cash flows from financing activities:

    Net increase in deposits                                       12,074,274         9,832,652        16,642,049

    Increase (decrease) in securities sold under
      agreement to repurchase                                        (824,544)          514,360            65,133

    Payment of dividends                                           (1,184,000)       (1,088,000)         (992,000)

      Net cash provided by financing activities                    10,065,730         9,259,012        15,715,182

  Net increase (decrease) in cash and cash equivalents                (28,385)        6,333,635         3,595,228

  Cash and cash equivalents beginning of year                      16,390,358        10,056,723         6,461,495

  Cash and cash equivalents end of year                           $16,361,973       $16,390,358       $10,056,723

<F1>Includes purchases of FRB and FHLB stock

Supplemental disclosures of cash flow information:

    Cash paid during the year:

      Interest                                                    $ 6,762,177       $ 6,440,536       $ 4,726,054

      Income taxes                                                  1,390,102         1,302,499         1,139,530

Supplemental schedule of noncash investing activities:

    Net reduction in loans resulting from the transfer
      to real estate owned                                        $   164,772       $   116,711       $   140,896

  Transfer of securities to available for sale from
      the held to maturity portfolio, upon the adoption of
      SFAS No. 115                                                          0                 0        38,771,062

    Net unrealized loss on available for sale securities
       (net of $524,695 tax effect)                                         0                 0          (765,037)

    Change in net unrealized gain/(loss) on securities
      available for sale (net of deferred tax reduction of
      $65,824 at 12/31/96 and $778,544 at 12/31/95)                   (93,715)        1,139,753                 0

See accompanying notes to consolidated financial statements







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of CNB Bancorp, Inc. (Company) and City National Bank and Trust Company (subsidiary Bank) conform to generally accepted accounting principles in a consistent manner and are in accordance with the general practices within the banking field. The following is a summary of the significant policies used in the preparation of the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany transactions. The investment in the subsidiary Bank is carried under the equity method of accounting.

SECURITIES--On January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold securities to maturity, they are classified as investment securities and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and they are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other securities are classified as securities available for sale and are reported at the fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of shareholders' equity.

Nonmarketable equity securities such as Federal Reserve Bank stock, and Federal Home Loan Bank stock, are carried at cost. These investments are required for membership.

Gains and losses on the disposition of all securities are based on the adjusted cost of the specific security sold. The adjusted cost of each debt security sold is determined by taking the stated cost and adjusting for any amortization of premiums or accretion of discount to the earlier of call or maturity date. Mortgage-backed securities are stated at cost adjusted for amortization of premium and accretion of discount to the estimated final payment date. At December 31, 1996 and 1995 the subsidiary Bank did not have any securities classified as trading securities.

LOANS--Loans are shown at their principal amount outstanding, less any unearned discount and the allowance for loan losses. Interest income on commercial and real estate loans is accrued on the basis of unpaid principal. Interest on installment loans is accrued based on methods that approximate the interest method.

Loan income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest is in doubt, the loan is categorized as non-accrual. Generally, loans past due greater than 90 days are categorized as non-accrual. Thereafter, no interest is taken into income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payment of interest and principal.

Impaired loans are identified and measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These Statements were adopted by the Company on January 1, 1995. The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES--The allowance is increased by provisions for loan losses charged to operating expense and decreased by loan charge-offs net of recoveries. Adequacy of the allowance and determination of the amount to be charged to operating expense are based on an evaluation of the loan portfolio, its overall composition, size of the individual loans, concentration by industry, past due and non-accrual loan statistics, and historical loss experience.

While management uses all of the above information to recognize losses on loans and real estate owned, future additions to the allowance or writedowns of other real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and valuation of other real estate owned. Such agencies may require the Company to recognize additions to the allowance or writedowns of other real estate owned based on their judgments of information available to them at the time of their examination which may not be presently available.

OTHER REAL ESTATE OWNED--Included in other assets is other real estate owned which are assets received from foreclosures and in-substance foreclosures. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. The Company had no in-substance foreclosed properties at December 31, 1996 and 1995.

Foreclosed assets, including in-substance foreclosures, are recorded on an individual asset basis at net realizable value which is the lower of fair value minus estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). When a property is acquired or identified as in-substance foreclosure, the excess of the loan balance over fair value is charged to the allowance for loan losses. Subsequent writedowns to carry the property at fair value are included in noninterest expense.

BANK PREMISES AND EQUIPMENT--These assets are reported at cost less accumulated depreciation. Depreciation is charged to operating expense over the useful lives of the assets using the straight line method. Maintenance and repairs are charged to operating expense as incurred.

INCOME TAXES--Income taxes are provided on income reported in the consolidated statements of income regardless of when such taxes are payable. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation reserve if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In considering if it is more likely than not that some or all of the deferred tax assets will not be realized, the Company considers temporary taxable differences, historical taxes and estimates of future taxable income.

DIVIDEND RESTRICTIONS--Certain restrictions exist regarding the ability of the subsidiary Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the subsidiary Bank's earnings retained in the current year plus retained net profits, as defined, for the preceding two years.

CASH FLOWS--Cash and cash equivalents as shown in the consolidated statements of condition and consolidated statements of cash flows consists of cash, due from banks, and federal funds sold.

FINANCIAL INSTRUMENTS--The Company is a party to certain financial instruments with off-balance sheet risk, such as commitments to extend credit, standby letters of credit and commercial letters of credit. The Company's policy is to record such instruments when funded.

USE OF ESTIMATES--The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS--In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Certain aspects of SFAS No. 125 were amended by Statement of Financial Accounting Standards No. 127 "Deferral of the effective date of certain provisions of FASB Statement No. 125." Management believes the adoption of SFAS No. 125, as amended, will not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS--Amounts in the prior years' financial statements are reclassified, whenever necessary, to conform to the presentation in the current years' financial statements.

Note 2: RESERVE REQUIREMENTS

The subsidiary Bank is required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and cash equivalents, was approximately $1,155,000 and $851,000 at December 31, 1996 and 1995, respectively.

The subsidiary Bank is also required to maintain certain levels of stock in the Federal Reserve Bank and the Federal Home Loan Bank of New York.

Note 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale as of December 31 is as follows:




                                                                                1996
                                                                           ($000 Omitted)

                                                                         Gross           Gross       Estimated
                                                     Amortized      Unrealized      Unrealized            Fair
                                                          Cost           Gains          Losses           Value


U.S. Treasury securities                               $17,987            $ 65            $  7         $18,045

Obligations of U.S. Government agencies                 17,008             111             163          16,956

Collateralized mortgage obligations:
  U.S. Government agencies                              10,686              39              85          10,640

Obligations of states and political subdivisions         9,970             510               1          10,479

Total securities available for sale                    $55,651            $725            $256         $56,120


                                                                                1995
                                                                           ($000 Omitted)

                                                                         Gross           Gross       Estimated
                                                     Amortized      Unrealized      Unrealized            Fair
                                                          Cost           Gains          Losses           Value


U.S. Treasury securities                               $19,027            $151            $  0         $19,178

Obligations of U.S. Government agencies                 12,209              74             255          12,028

Collateralized mortgage obligations:

  U.S. Government agencies                               9,100              53              63           9,090

  Privately issued                                         285               1               0             286

Obligations of states and political subdivisions         9,500             668               0          10,168

Total securities available for sale                    $50,121            $947            $318         $50,750






The amortized cost and estimated fair value of debt securities available for sale at December 31, 1996, by contractual maturity, are shown in the accompanying table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are included in this schedule based on the contractual maturity date.




                                                     ($000 Omitted)

                                                              Estimated
                                                Amortized          Fair
                                                     Cost         Value


Due in one year or less                           $14,305      $14,320

Due after one year through five years              16,658       16,924

Due after five years through ten years              4,691        4,822

Due after ten years                                19,997       20,054

  Total debt securities available for sale        $55,651      $56,120





During 1996 and1995, there were no sales of debt securities available for sale. Proceeds from sales of debt securities available for sale during 1994 were $4,522,230. Gross gains in 1994 were $44,908. Gross losses in 1994 were $38,091.

During 1996 and 1995, there were no sales of equity securities available for sale. Proceeds from sales of equity securities available for sale during 1994 were $64,684. Gross gains in 1994 were $51,422. There were no losses on sales during 1994.

The fair value of all securities available for sale pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 1996 and 1995 were $32,170,830 and $35,435,821, respectively. Actual deposits secured by these securities at December 31, 1996 and 1995 were $15,817,857 and $14,847,143, respectively.

Note 4: INVESTMENT SECURITIES

A summary of the amortized cost and estimated fair values of investment securities as of December 31 is as follows:



                                                                                1996
                                                                           ($000 Omitted)

                                                                         Gross           Gross       Estimated
                                                     Amortized      Unrealized      Unrealized            Fair
                                                          Cost           Gains          Losses           Value



Obligations of U.S. Government agencies                $18,811            $ 55            $125         $18,741

Obligations of states and political subdivisions        12,120             633              17          12,736

Total investment securities                            $30,931            $688            $142         $31,477


                                                                                1995
                                                                           ($000 Omitted)

                                                                         Gross           Gross       Estimated
                                                     Amortized      Unrealized      Unrealized            Fair
                                                          Cost           Gains          Losses           Value


Obligations of U.S. Government agencies                $15,198            $114             $24         $15,288

Obligations of states and political subdivisions        11,565             806               5          12,366

Total investment securities                            $26,763            $920             $29         $27,654



Note 4: INVESTMENT SECURITIES (continued)



The amortized cost and estimated fair value of investment securities at December 31, 1996, by contractual maturity, are shown in the accompanying table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     ($000 Omitted)

                                                              Estimated
                                                Amortized          Fair
                                                     Cost         Value



Due in one year or less                           $ 1,724       $ 1,732

Due after one year through five years              14,111        14,341

Due after five years through ten years             13,642        13,942

Due after ten years                                 1,454         1,462

  Total investment securities                     $30,931       $31,477


There were no proceeds from sales of investment securities in 1996, 1995 or 1994.

The amortized cost of all investment securities pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 1996 and 1995 were $21,384,610 and $19,943,326, respectively. Actual deposits secured by these securities at December 31, 1996 and 1995 were $16,784,384 and $16,251,119, respectively.

Note 5: LOANS

Loans on the accompanying consolidated statement of financial condition are comprised on the following at December 31,


                                                       ($000 Omitted)

                                                     1996          1995


Commercial and Commercial Real Estate            $ 32,685      $ 34,815

Residential Real Estate                            44,583        43,010

Installment                                        37,780        33,632

Total loans                                      $115,048      $111,457


Loan accounts are reviewed periodically for recognizable losses which are then charged off. Non-accrual loans at December 31, 1996 and 1995 were $679,914 and $681,386, respectively . There were no non-accrual loans at December 31, 1994. The difference between the interest collected on these loans and recognized as income and the amounts which would have been accrued is not significant. There were loans ninety days past due and still accruing interest of $556,622, $352,480 and $188,044 as of December 31, 1996, 1995 and 1994, respectively.

In the ordinary course of business, the subsidiary Bank has made loans to certain directors and executive officers of the Company and the subsidiary Bank, and other related parties. Such transactions are on substantially the same terms, including interest rates and collateral on loans, as comparable transactions made to others. Total loans to these persons and companies on December 31, 1996 and 1995 amounted to $1,868,941 and $2,384,740, respectively. During 1996 $5,893,398 of new loans were made and repayments totaled $6,409,197.



The Company considers commercial and commercial real estate loans to be impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. In addition, all loans restructured in a troubled debt unstructuring subsequent to January 1, 1995 are also considered to be impaired. There were no restructured loans at December 31, 1996, 1995 or 1994. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans).

As of December 31, 1996 and 1995 there were $679,914 and $681,386 of commercial loans that were placed on nonaccrual status and were classified as impaired loans, respectively. At December 31, 1996, $272,000 of the allowance for loan losses was allocated to the impaired loans outstanding based on the present value method. There was no allowance for loan losses associated with impaired loans at December 31, 1995 because the related collateral value fully supported the outstanding loan balances. During 1996 and 1995, the average balance of impaired loans was $655,648 and $171,184, respectively. Interest income of $15,974 and $14,763 was recognized on impaired loans during 1996 and 1995, respectively.





Note 6: ALLOWANCES FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses is as follows:

                                            1996          1995          1994


Balance at beginning of year          $1,505,159    $1,338,912    $1,131,351

Recoveries credited                       21,787        35,405        50,392

Provision for loan losses                220,000       230,000       310,000

Less: Charged off loans                 (126,868)      (99,158)     (152,831)

Balance at end of year                $1,620,078    $1,505,159    $1,338,912




Note 7: BANK PREMISES AND EQUIPMENT


Premises and equipment at December 31,                    1996          1995


Bank Premises (includes land $604,085 in 1996
  and $498,435 in 1995)                             $2,849,096    $2,295,155

Equipment, furniture and fixtures                    1,881,602     1,639,612

                                                     4,730,698     3,934,767

Less: Accumulated depreciation
  and amortization                                  (1,983,016)   (1,824,899)

Total bank premises and equipment                   $2,747,682    $2,109,868




Depreciation expense amounted to $277,759, $245,660 and $180,047 for the years 1996, 1995 and 1994, respectively.

Note 8: DEPOSITS

The approximate amount of contractual maturities of time deposit accounts for the years subsequent to December 31, 1996 are as follows:



Years Ended December 31,


  1997      $65,223,971

  1998       11,436,074

  1999        3,330,677

  2000        3,248,117

  2001          354,088

            $83,592,927




Note 9: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

For the years December 31, 1996 and 1995, the average balance of Securities Sold Under Agreements to Repurchase was $275,654 and $500,694, respectively. The highest month end balances for these securities during 1996 and 1995 were $593,116 and $1,818,182, respectively.

The underlying securities associated with these repurchase agreements are under the control of the Company.

Note 10: EMPLOYEE BENEFIT PLANS

Pension Plan--The subsidiary Bank is a member of the New York State Bankers Retirement System and offers a non-contributory defined benefit retirement plan to substantially all full-time employees. Benefit payments to retired employees are based upon their length of service and percentages of average compensation during the final three to five years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan are primarily invested in equity and debt securities.

The following table sets forth the plan's funded status as of a September 30 measurement date, and the amounts recognized in the accompanying consolidated financial statements.




                                                                          1996              1995


Actuarial present value benefit obligations:

  Accumulated benefit obligation, including vested
    benefits of $1,790,513 and $1,650,186
    in 1996 and 1995, respectively.                                ($1,794,785)      ($1,654,612)

  Projected benefit obligation for service rendered to date        ($2,332,781)      ($2,204,674)

  Plan assets at fair value                                          2,722,500         2,522,442

  Plan assets in excess of the projected benefit obligation            389,719           317,768

  Unrecognized prior service cost                                      (26,875)          (28,917)

  Unrecognized net loss from past experience
    different from that assumed and effects of
    changes in assumptions                                              26,399           160,995

  Unrecognized net asset established October 1, 1986
    and being amortized over 17.5 years                                 (5,141)           (5,827)

Prepaid pension cost                                                $  384,102        $  444,019


Net pension expense included the following (income)/expense components:

                                                                          1996              1995               1994


Service cost-benefits earned during the period                        $118,329          $104,480           $109,616

Interest cost on projected benefit obligation                          166,707           152,247            141,835

Actual loss (return) on plan assets                                   (336,937)         (366,690)            73,369

Net amortization and deferral                                          123,377           180,826           (257,994)

Net periodic pension cost                                             $ 71,476          $ 70,863           $ 66,826




The weighted-average discount rate utilized in determining the projected benefit obligations, as of the above noted September 30 measurement dates, was 7.75%, 7.75%, 8.00%, respectively, in 1996, 1995, and 1994. The rate of increase in future compensation levels utilized in determining the projected benefit obligations was 5.0% in 1996, 1995, and 1994. The expected long-term rate of return on plan assets was 8.5% in 1996, 1995 and 1994.

The subsidiary Bank has also established a Supplemental Executive Retirement Plan for key management personnel. An expense of approximately $52,000 was recorded in the consolidated statement of income for the year ended December 31, 1996.

Profit Sharing Plan-In 1988, the subsidiary Bank adopted a non-contributory deferred profit sharing plan under which contributions are made by the subsidiary Bank to a separate trust for the benefit of the subsidiary Bank's participating employees. Annual contributions to the plan are determined by the board of directors of the subsidiary Bank. Earnings are accrued during the year and are distributed December 31st of each year. The subsidiary Bank's contribution to the plan for 1996, 1995, and 1994 was $96,000, $90,000 and $85,000, respectively.

Other than certain life insurance benefits which are provided to a closed group of current retirees, the Company does not provide post-retirement benefits to employees. The costs associated with the life insurance to the closed group of current retirees is not significant in 1996, 1995 or 1994.

Note 11: INCOME TAXES

The following is a summary of the components of income tax expense for the years ended December 31:



                                                                          1996              1995               1994


Current tax expense:

  Federal                                                           $  999,781        $  954,431         $  852,355

  State                                                                334,627           332,514            325,849

  Total current tax expense                                          1,334,408         1,286,945          1,178,204

Deferred tax expense (benefit):

  Federal                                                              (54,609)          (16,630)           (43,969)

  State                                                                 (8,794)            9,038              5,767

  Total deferred tax benefit                                           (63,403)           (7,592)           (38,202)

Provision for income taxes                                          $1,271,005        $1,279,353         $1,140,002





The provision for income taxes is less than the amount computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:




                                             1996                        1995                         1994

                                                     % of                         % of                         % of
                                                   Pretax                       Pretax                       Pretax


                                      Amount       Income          Amount       Income          Amount       Income


Tax expense at
  statutory rate                  $1,467,495        34.0%      $1,455,893        34.0%      $1,348,078        34.0%

Increase (decrease)
  resulting from:

Tax-exempt interest income          (462,156)      (10.7)        (456,043)      (10.6)        (470,068)      (11.8)

State tax expense, net of
  federal deductions                 211,745         4.9          227,193         5.3          219,650         5.5

Interest expense incurred
  to carry tax-exempt bonds           50,211         1.2           48,779         1.1           39,532         1.0

Other                                  3,710         0.1            3,531         0.1            2,810         0.1

  Provision for income taxes      $1,271,005        29.4%      $1,279,353        29.9%      $1,140,002        28.8%






Significant temporary differences that give rise to the deferred tax assets and liabilities as of December 31, are as follows:


                                                       1996            1995


Deferred tax assets:

  Allowance for loan losses                        $700,279        $657,378

  Director's deferred compensation                    8,077           7,747

  Post-retirement benefits                           22,265          25,475

    Total gross deferred tax assets                 730,621         690,600

    Less valuation allowance                       (155,928)       (152,983)

    Net deferred tax assets                         574,693         537,617

Deferred tax liabilities:

  Depreciation differences                          (92,612)        (68,037)

  Accretion of discount on securities               (41,456)        (42,165)

  Pension plan expense                             (129,126)       (179,319)

    Total gross deferred tax liabilities           (263,194)       (289,521)

    Net deferred tax asset end of year              311,499         248,096

    Net deferred tax asset beginning of year        248,096         240,504

    Deferred tax benefit                          ($ 63,403)      ($  7,592)


In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $188,026 and $253,849 relating to the net unrealized gain on securities available for sale as of December 31, 1996 and 1995, respectively.

Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. In considering if it is more likely than not that some or all of the deferred tax assets will not be realized, the Company considers temporary taxable differences, historical taxes and future taxable income. The valuation allowance of $155,928 and $152,983 as of December 31, 1996 and 1995, respectively, relates to New York State deferred tax assets due to the lack of carryback and carryforward provisions available in New York State. Based primarily on the sufficiency of historical taxable income, management believes it is more likely than not that the remaining net deferred tax asset at December 31, 1996 and 1996 will be realized.


Note 12: COMMITMENTS AND CONTINGENT LIABILITIES

Various commitments and contingent liabilities arise in the normal conduct of the subsidiary Bank's business that include certain financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit, in excess of the amount recognized on the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the subsidiary Bank has in particular classes of financial instruments. The subsidiary Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, standby letters of credit and commercial letters of credit are represented by the contractual notional amount of those instruments. The subsidiary Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Contract amounts of financial instruments that represent credit risk as of December 31, 1996 and 1995 at fixed and variable rates are as follows:




                                                                         1996

                                                         Fixed         Variable            Total


Commitments and unused lines of credit:

  Home Equity loans                                 $        0      $ 4,873,192      $ 4,873,192

  Commercial loans                                     940,241       15,597,111       16,537,352

  Overdraft loans                                    1,143,774                0        1,143,774

  Mortgage loans                                       279,558           62,000          341,558

                                                     2,363,573       20,532,303       22,895,876

Standby and Commercial letters of credit                     0          883,703          883,703

Total commitments and unused lines of credit        $2,363,573      $21,416,006      $23,779,579


                                                                         1995

                                                         Fixed         Variable            Total


Commitments and unused lines of credit:

  Home Equity loans                                 $        0      $ 4,430,838      $ 4,430,838

  Commercial loans                                      28,000       17,151,315       17,179,315

  Overdraft loans                                    1,093,100                0        1,093,100

  Mortgage loans                                       344,101           72,161          416,262

                                                     1,465,201       21,654,314       23,119,515

Standby and Commercial letters of credit                     0          872,382          872,382

Total commitments and unused lines of credit        $1,465,201      $22,526,696      $23,991,897




Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, required by the subsidiary Bank upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and Home Equity loan commitments are secured by a lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing property.

The subsidiary Bank's primary business area consists of the County of Fulton and, therefore, there are certain concentrations of loan commitments within that geographic area. Accordingly, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of this region. At December 31, 1996 and 1995, the only area of industry concentration that existed within the subsidiary Bank's portfolio were commitments to the leather and leather-related industries. Outstanding commitments to this segment were $4.6 million as of December 31, 1996 and $5.4 million as of December 31, 1995. These figures represent 19.3% and 22.5% of the total commitments outstanding at the end of each respective year. Loans outstanding to this segment were $5.4 million as of December 31, 1996 and $6.1 million as of December 31, 1995. These figures represent 4.7% and 5.5% of gross loans outstanding at the end of each respective year.

Standby and Commercial letters of credit are conditional commitments issued by the subsidiary Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing standby letters of credit and commercial letters of credit is essentially the same as that involved in extending loan facilities to customers.

t December 31, 1996 and 1995 the subsidiary Bank had available lines of credit with correspondent banks of $9,821,902 and $4,000,000, respectively. Advances on these lines are secured by the subsidiary Bank's real estate mortgages and investment securities and available for sale securities. There were no advances on these lines of credit at December 31, 1996 and 1995.

Note 13: REGULATORY CAPITAL REQUIREMENTS

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency ("OCC"). The Federal Reserve Board ("FRB") imposes similar requirements for consolidated capital of bank holding companies. The OCC and FRB regulations require a minimum leverage ratio of Tier 1 capital to total adjusted assets of 3.0% and minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0% (based on average total assets); a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about capital components, risk weightings and other factors.

As of December 31, 1996, the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the subsidiary Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the subsidiary Bank's capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 1996 for the Company (consolidated) and the subsidiary Bank, compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:



                                            Actual                        Required Ratios

                                                                     Minimum      Classification
                               ($000 Omitted)                        Capital                Well
                                       Amount         Ratio         Adequacy         Capitalized


Consolidated

  Leverage (Tier 1) capital           $27,466         12.9%             3.0%                5.0%

  Risk-based capital:

    Tier 1                             27,466         25.0              4.0                 6.0

    Total                              28,844         26.2              8.0                10.0

Subsidiary Bank

  Leverage (Tier 1) capital           $27,463         12.9%             3.0%                5.0%

  Risk-based capital:

    Tier 1                             27,463         25.0              4.0                 6.0

    Total                              28,841         26.2              8.0                10.0




Note 14: PARENT COMPANY ONLY FINANCIAL INFORMATION


CONDENSED STATEMENTS OF CONDITION (Parent Only)


                                                         At December 31,
                                                         ($000 Omitted)

                                                       1996           1995


ASSETS:

  Cash                                              $     3        $     5

  Investment in subsidiary                           27,744         25,975

    Total assets                                    $27,747        $25,980

STOCKHOLDERS' EQUITY:

  Common Stock                                       $4,000         $4,000

  Surplus                                             4,000          4,000

  Undivided profits                                  19,466         17,605

  Unrealized gain on available for sale
    securities (net of tax effect)                      281            375

    Total stockholders' equity                       27,747         25,980

    Total liabilities and stockholders' equity      $27,747        $25,980




CONDENSED STATEMENTS OF INCOME (Parent Only)

                                                            Years ended December 31,
                                                                 ($000 Omitted)

                                                         1996         1995       1994


Income:

  Dividends from subsidiary                            $1,184       $1,088     $  997

Expenses:

  Contributions                                             2            2          4

Income before income taxes and equity in
  undistributed net income of subsidiary                1,182        1,086        993

Income tax benefit                                          0            1          1

Income before equity in undistributed net
  income of subsidiary                                  1,182        1,087        994

Equity in undistributed net income of subsidiary        1,863        1,916      1,831

Net income                                             $3,045       $3,003     $2,825


CONDENSED STATEMENTS OF CASH FLOWS (Parent only)

                                                            Years ended December 31,
                                                                 ($000 Omitted)

                                                         1996         1995       1994


Cash flows from operating activities:

  Net income                                           $3,045       $3,003     $2,825

  Equity in undistributed earnings of subsidiary       (1,863)      (1,916)    (1,831)

  Increase in other assets                                  0            0         (1)

Net cash provided by operating activities               1,182        1,087        993

Cash flows from financing activities:

  Payment of dividends                                 (1,184)      (1,088)      (992)

Net cash used by financing activities                  (1,184)      (1,088)      (992)

Net increase in cash                                       (2)          (1)         1

Cash beginning of year                                      5            6          5

Cash end of year                                       $    3       $    5     $    6





Note 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), which requires that the Company disclose estimated fair values for its financial instruments. SFAS No. 107 defines fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. SFAS No. 107 defines a financial instrument as cash, evidence of ownership interest in an entity, or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the subsidiary Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the subsidiary Bank's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the net deferred tax asset and property, plant, and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

In addition, there are significant intangible assets that SFAS No. 107 does not recognize, such as the value of "core deposits," the subsidiary Bank's branch network, trust relationships and other items generally referred to as "goodwill."

Cash and Cash Equivalents

For these short-term instruments, carrying value approximates fair value.

Securities Available for Sale and Investment Securities

The fair value of securities available for sale and investment securities, except certain state and municipal securities, is estimated on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer, and real estate. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans, is calculated by discounting scheduled cash flows through the contractual estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the term of the loans to maturity, adjusted for estimated prepayments.

Fair value for nonperforming loans is based on recent external appraisals and discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Accrued Interest Receivable

For accrued interest receivable, a short-term instrument, carrying value approximates fair value.

Deposit Liabilities

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts and money market accounts is estimated to be the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. These fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Securities Sold Under Agreements to Repurchase

For these short-term instruments that mature in one day, carrying value approximates fair value.

Accrued Interest Payable

For accrued interest payable, a short-term instrument, carrying value approximates fair value.

Commitments to Extend Credit, Standby and Commercial Letters of Credit, and Financial Guarantees Written

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial guarantees written and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Fees, such as these are not a major part of the subsidiary Bank's business and in the subsidiary Bank's business territory are not a "normal business practice." Therefore, based upon the above facts it is stated that book value equals fair value and the amounts are not significant.

Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 is as follows:




                                                  1996                          1995

                                         Carrying      Calculated      Carrying      Calculated
                                           Amount      Fair Value        Amount      Fair Value

                                              ($000 Omitted)                ($000 Omitted)


Financial Assets:

  Cash and cash equivalents              $ 16,362        $ 16,362      $ 16,390        $ 16,390

  Securities available for sale<F1>        56,955          56,955        50,900          50,900

  Investment securities                    30,931          31,477        26,763          27,654

  Loans (net of unearned income)          106,985         106,550       104,474         104,693

    Less allowance for loan losses          1,620               0         1,505               0

      Net loans                           105,365         106,550       102,969         104,693

    Accrued interest receivable             1,403           1,403         1,498           1,498

Financial Liabilities:

  Deposits

    Non-interest bearing demand          $ 18,617        $ 18,617      $ 17,120        $ 17,120

    Savings, NOW and money market          84,213          84,213        74,408          74,408

    Certificates of deposit
      and other time                       83,592          83,932        82,820          83,449

      Total deposits                      186,422         186,762       174,348         174,977

  Securities sold under agreements
    to repurchase                               1               1           825             825

  Accrued interest payable                    368             368           206             206

<F1>Includes investments required for membership in FRB and FHLB.




INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of CNB Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of CNB Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary at December 31, 1996 and 1995, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on January 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these Statements. As discussed in note 1 to the consolidated financial statements, on January 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changed its method of accounting for investment securities.


/s/ KPMG Peat Marwick LLP

Albany, NY
February 24, 1997



DESCRIPTION OF BUSINESS

CNB Bancorp, Inc., a New York corporation, organized in 1988, is a registered bank holding company headquartered in Gloversville, New York. Its wholly-owned subsidiary, City National Bank and Trust Company, was organized in 1887 and is also headquartered in Gloversville, New York, with four branches located in the county of Fulton. The subsidiary Bank is a full service commercial Bank that offers a broad range of demand and time deposits; consumer, mortgage, and commercial loans; and trust and investment services. The subsidiary Bank is a member of the Federal Deposit Insurance Corporation and the Federal Reserve System and is subject to regulation and supervision of the Federal Reserve and the Comptroller of the Currency.

MARKET AND DIVIDEND INFORMATION CNB BANCORP, INC.

The common capital stock -$5 par value is the only registered security of the Company and is inactively traded. The range of prices of this security known to management based on records of the Company and as supplied by Ryan, Beck and Co. on a quarterly basis and the quarterly cash dividends paid for the most recent two years are shown below. The figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January, 1997.




                                       1996                                         1995

                               Bid                Asked                      Bid                Asked

                          High      Low       High      Low             High      Low       High      Low


First Quarter            23.88    22.50      25.00    24.50            21.00    20.75      21.75    21.50

Second Quarter           24.00    23.75      25.50    24.75            22.00    22.00      24.38    22.75

Third Quarter            24.38    24.38      26.25    25.13            22.25    22.25      23.00    23.00

Fourth Quarter           24.88    24.75      25.63    25.50            22.50    22.31      24.25    23.25




Cash dividends paid--per share

                                                       1996         1995


First Quarter                                        $ .185        $ .17

Second Quarter                                         .185          .17

Third Quarter                                          .185          .17

Fourth Quarter                                         .185          .17

Total cash dividends per share                       $  .74        $ .68

Number of shareholders of record on December 31         639          650


A copy of Form 10K (Annual Report) for 1996, filed with the Securities and Exchange Commission by the Company, is available to shareholders free of charge by written request to:

George A. Morgan, Vice President and Secretary

CNB Bancorp, Inc., 10-24 N. Main Street, P.O. Box 873, Gloversville, NY 12078


CNB BANCORP, INC.

OFFICERS

WILLIAM N. SMITH, Chairman of the Board and President

GEORGE A. MORGAN, Vice-President and Secretary

MICHAEL J. FRANK, Treasurer

BRIAN R. SEELEY, Auditor


CITY NATIONAL BANK AND TRUST COMPANY

OFFICERS

WILLIAM N. SMITH, Chairman of the Board and President

GEORGE A. MORGAN, Executive Vice-President, Cashier and Trust Officer

DAVID W. McGRATTAN, Senior Vice-President

ROBERT W. BISSET, Vice-President

RONALD J. BRADT, Vice-President

GEORGE E. DOHERTY, Vice-President

MICHAEL J. FRANK, Vice-President and Comptroller

DEBORAH A. BRANDIS, Assistant Vice-President

ROBERT R. FAMIGLIETTI, Assistant Vice-President

LAWRENCE D. PECK, Marketing Officer

JULIE A. BEAN, Loan Officer

KATHRYN E. SMULLEN, Loan Officer

BRIAN R. SEELEY, Auditor


MAIN OFFICE
LYNN M. CIRILLO, Branch Manager

FIFTH AVENUE OFFICE
CONSTANCE A. ROBINSON, Branch Manager
DARRIN R. AMBRIDGE, Branch Officer

JOHNSTOWN OFFICE
ELIZABETH J. HRANITZ, Branch Manager
TAMMY L. WARNER, Branch Officer

NORTHVILLE OFFICE
DONALD R. HOUGHTON, Vice-President and Branch Manager

PERTH OFFICE
TIENA M. DI MATTIA, Branch Manager

City National Bank
and Trust Company

BANKING OFFICES

MAIN OFFICE
10-24 North Main Street
P.O. Box 873
Gloversville, NY 12078

FIFTH AVENUE OFFICE
185 Fifth Avenue
Gloversville, NY 12078

JOHNSTOWN OFFICE
142 North Comrie Avenue
Johnstown, NY 12095

NORTHVILLE OFFICE
231 Bridge Street
Northville, NY 12134

PERTH OFFICE
4178 St Hwy 30
Town of Perth
Amsterdam, NY 12010