Form 10-Q
period 1997-03-31
CNB BANCORP INC /NY/
filed 1997-05-14
CIK 839928

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997      Commission File Number: 0-17501


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

Yes  X      No
   -----       -----


Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                       Number of Shares Outstanding
Class of Common Stock                      as of April 29, 1997
---------------------                  ----------------------------
   $2.50 par value                              1,600,000


                      CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX



PART I   FINANCIAL INFORMATION                                   Page No.
-------                                                          --------
Item 1   Consolidated interim financial statements (unaudited):

         Consolidated statements of income for the three months
           ending March 31, 1997 and 1996                            1

         Consolidated statements of financial condition as of
           March 31, 1997 and December 31, 1996                      2

         Consolidated statements of cash flows for the three
           months ending March 31, 1997 and 1996                     3

         Notes to consolidated financial statements                  4

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

Item 4   Submission of matters to a vote of security holders - none

Item 5   Other information - none

Item 6   (a) Exhibits - not applicable
         (b) Reports on Form 8-K - none


                                                  CNB BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                                                                         3 MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                   1997          1996
INTEREST AND DIVIDEND INCOME:                                                                      -----------   -----------
  Interest and fees on loans                                                                       $2,441,554    $2,441,157
  Interest on federal funds sold                                                                       47,014        81,055
  Interest on balances due from depository institutions                                                   425             0
  Interest on securities available for sale                                                           876,892       765,323
  Interest on investment securities                                                                   495,335       459,437
  Dividends on FRB and FHLB stock                                                                      13,197         2,497
                                                                                                   -----------   -----------
    Total interest and dividend income                                                              3,874,417     3,749,469

INTEREST EXPENSE:
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                                                402,011       409,926
    Regular savings, N.O.W. and money market accounts                                                 506,526       530,387
    Other time deposits                                                                               743,640       739,645
  Interest on securities sold under agreements to repurchase                                              947         4,300
  Interest on other borrowed money                                                                        714             0
                                                                                                   -----------   -----------
    Total interest expense                                                                          1,653,838     1,684,258
    Net interest income                                                                             2,220,579     2,065,211
  Provision for loan losses                                                                            60,000        30,000
                                                                                                   -----------   -----------
    Net interest income after provision for loan losses                                             2,160,579     2,035,211

OTHER INCOME:
  Income from fiduciary activities                                                                     28,611        26,980
  Service charges on deposit accounts                                                                  89,269        79,056
  Other income                                                                                         83,498        59,913
                                                                                                   -----------   -----------
    Total other income                                                                                201,378       165,949

OTHER EXPENSES:
  Salaries and employee benefits                                                                      640,783       547,743
  Occupancy expense, net                                                                               84,993        82,610
  Furniture and equipment expense                                                                      81,852        77,054
  External data processing expense                                                                     99,848       101,999
  F.D.I.C. insurance expense                                                                            5,423           500
  Printing, stationery and supplies                                                                    39,955        39,186
  Other expenses                                                                                      301,804       254,494
                                                                                                   -----------   -----------
    Total other expenses                                                                            1,254,658     1,103,586
                                                                                                   -----------   -----------
  Income before income taxes                                                                        1,107,299     1,097,574
  Applicable income taxes                                                                             332,131       326,357
                                                                                                   -----------   -----------
    NET INCOME                                                                                     $  775,168    $  771,217
                                                                                                   ===========   ===========
  Net income and dividends per common share(1,600,000 shares):<F1>
    Net income                                                                                     $     0.48    $     0.48
    Dividends                                                                                            0.20          0.185

  See accompanying notes to consolidated interim financial statements

<F1> Per share figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.



                                                         CNB BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                            (UNAUDITED)
ASSETS                                                                                             3/31/97        12/31/96
------                                                                                             ------------   ------------
Cash and cash equivalents:
  Non-interest bearing                                                                             $  6,108,582   $  8,323,677
  Interest bearing                                                                                       18,808         38,296
  Federal funds sold                                                                                  7,000,000      8,000,000
                                                                                                   ------------   ------------
    Total cash and cash equivalents                                                                  13,127,390     16,361,973

Securities available for sale, at fair value                                                         55,771,553     56,120,310

Investment securities (approximate fair value at 3/31/97-
  $31,111,129; at 12/31/96 - $31,477,028)                                                            30,948,971     30,930,765

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                               884,300        834,800

Loans                                                                                               120,226,638    115,048,050
   Unearned income                                                                                   (8,210,865)    (8,062,831)
   Allowance for loan losses                                                                         (1,610,293)    (1,620,078)
                                                                                                   ------------   ------------
           Net loans                                                                                110,405,480    105,365,141

Premises and equipment                                                                                2,695,132      2,747,681
Accrued interest receivable                                                                           1,613,965      1,403,082
Other assets                                                                                          1,105,127        998,001
                                                                                                   ------------   ------------
       Total assets                                                                                $216,551,918   $214,761,753
                                                                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Demand (non interest bearing)                                                                   $ 16,216,798   $ 18,616,607
   Regular savings, N.O.W. and money market accounts                                                 77,288,812     84,212,947
   Certificates and time deposits of $100,000 or more                                                37,209,200     28,305,295
   Other time deposits                                                                               57,087,767     55,287,632
                                                                                                   ------------   ------------
     Total deposits                                                                                 187,802,577    186,422,481

Securities sold under agreements to repurchase                                                           70,707            593
Other liabilities                                                                                       691,483        591,858
                                                                                                   ------------   ------------
       Total liabilities                                                                            188,564,767    187,014,932

STOCKHOLDERS' EQUITY
--------------------
Common stock, $5 par value, 2,000,000 shares authorized,
  1,600,000 shares issued and outstanding in 1997 and 800,000 shares
  issued and outstanding in 1996<F1>                                                                  8,000,000      4,000,000
Surplus                                                                                               4,000,000      4,000,000
Undivided profits                                                                                    15,920,987     19,465,820
Net unrealized gain on available for sale securities(net of tax effect)                                  66,164        281,001
                                                                                                   ------------   ------------
       Total stockholders' equity                                                                    27,987,151     27,746,821
                                                                                                   ------------   ------------
       Total liabilities and stockholders' equity                                                  $216,551,918   $214,761,753
                                                                                                   ============   ============

<F1> On April 15, 1997 the stockholders approved a reduction in the par value of the common stock to $2.50 per share.

See accompanying notes to consolidated interim financial statements

                                                               -2-

                                                         CNB BANCORP, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                           3 MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                   1997           1996
                                                                                                   -----------    -----------
Cash flows from operating activities:
     Net income                                                                                    $   775,168    $   771,217
Adjustments to reconcile net income to cash and cash
   equivalents provided by operating activities:
     Increase in interest receivable                                                                  (210,883)      (259,042)
     Decrease in other assets                                                                          160,948         54,096
     Increase in other liabilities                                                                      99,625        250,261
     (Benefit) expense for deferred taxes                                                                  153        (15,573)
     Depreciation                                                                                       80,680         75,778
     Amortization of premiums/discounts on securities, net                                              41,608         38,372
     Provision for loan losses                                                                          60,000         30,000
                                                                                                   -----------    -----------
     Total adjustments                                                                                 232,131        173,892

       Net cash provided by operating activities                                                     1,007,299        945,109

  Cash flows from investing activities:
     Purchase of investment securities                                                              (1,040,214)    (7,121,394)
     Purchase of securities available for sale                                                      (4,013,037)    (3,328,246)
     Purchase of FRB and FHLB stock                                                                    (49,500)             0
     Proceeds from matured investment securities                                                     1,005,477      2,148,926
     Proceeds from matured securities available for sale                                             3,977,852      3,736,681
     Net increase in loans                                                                          (5,224,539)    (2,484,477)
     Capital expenditures                                                                              (28,131)      (235,283)
                                                                                                   -----------    -----------
       Net cash used by investing activities                                                        (5,372,092)    (7,283,793)

  Cash flows from financing activities:
     Net increase in deposits                                                                        1,380,096      6,475,219
     Increase (decrease) in securities sold under agreement to repurchase                               70,114       (320,766)
     Payment of dividends                                                                             (320,000)      (296,000)
                                                                                                   -----------    -----------
       Net cash provided by financing activities                                                     1,130,210      5,858,453
                                                                                                   -----------    -----------
  Net decrease in cash and cash equivalents                                                         (3,234,583)      (480,231)
  Cash and cash equivalents beginning of period                                                     16,361,973     16,390,358
                                                                                                   -----------    -----------
  Cash and cash equivalents end of period                                                          $13,127,390    $15,910,127
                                                                                                   ===========    ===========
  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                                     $ 1,781,943    $ 1,670,482
      Income taxes                                                                                      73,125        109,209
  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                            124,200         61,342
    Change in net unrealized gain on securities available for sale (net of
      deferred tax reduction of $144,026 at 3/31/97 and $68,852 at 3/31/96)                           (214,837)       (98,241)

  See accompanying notes to consolidated interim financial statements


                                                                -3-



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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1997 and December 31, 1996, and the results of operations and the changes in cash flows for the three months ended March 31, 1997 and 1996. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB
Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1996
Annual Report and Form 10-K.

2. CHANGES IN FINANCIAL DISCLOSURE
   -------------------------------
   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the consolidated income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

   Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

   Management does not anticipate that the adoption of SFAS No. 128 will be material.

                                     -4-



                                 SIGNATURES
                                 ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       CNB BANCORP, INC.


  April 29, 1997                       By /s/ William N. Smith
------------------                     ----------------------------------
       Date                              William N. Smith
                                         Chairman of the Board, President
                                         and Chief Executive Officer



  April 29, 1997                       By /s/ George A. Morgan
------------------                     ----------------------------------
       Date                              George A. Morgan
                                         Vice President and Secretary
                                         (Principal Financial Officer)


                                CNB BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW:
-----------------

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 1997. Funds from repayment of loans, maturing investment securities and securities available for sale, and growth of deposit accounts are available to satisfy any normal needs that may arise.


Capital Resources:

   Stockholder's equity to total assets at March 31, 1997 was 12.9%, virtually unchanged during the first three months of 1997 as compared to December 31, 1996. The subsidiary Bank has experienced loan growth of approximately $5.2 million during the first three months of 1997. This growth in loans was partially funded by an increase in deposits of $1.4 million and a decrease in cash and cash equivalents of $3.2 million. The balance was funded by a reduction in securities available for sale.

   As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1996 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.

                                                                                                                        Regulatory
                                                                                                   3/31/97   12/31/96   Guidelines
                                                                                                   -------   --------   ----------
   Tier 1 risk based capital to net risk weighted assets                                              24.6%      25.0%         4.0%
   Total risk based capital to net risk weighted assets                                               25.8       26.2          8.0

   Leverage ratio (Tier 1/adjusted total assets)                                                      13.1       12.9          3.0

   No significant events have occurred during the first three months of 1997 to materially impact the Companys' capital.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the first quarter of 1997 increased $124,948 or 3.3% from the corresponding period of 1996, while total interest expense decreased $30,420 or 1.8% from the corresponding period of 1996. Net interest income increased $155,368 or 7.5% from the prior year period reflecting the effect of improved net margins being earned on higher volumes of interest earning assets and interest bearing liabilities. The provision for loan losses was up $30,000 or 100.0% from the prior year period. Net charge-offs increased $59,225 to $69,785 from the prior year period, an increase of 560.8%. The allowance for loan losses as a percent of loans outstanding at March 31, 1997 was 1.44% as compared to 1.51% at December 31, 1996. Non-interest income increased $35,429 or 21.3% from the corresponding period of 1996. This increase was primarily due to increases in service charges on deposit accounts and merchant income on credit cards. Non-interest expense increased $151,072 or 13.7% due primarily to higher salaries and employee benefits. The higher staff expenses were due to higher insurance expenses, normal salary adjustments and the staffing of the new branch office in Perth. Net income increased $3,951 or 0.5% over the comparable period of 1996. This small increase was due to the increase in other operating expenses and the loan loss provision virtually offsetting the increase in net interest income.

                                    -1-