Form 10-Q
period 1997-06-30
CNB BANCORP INC /NY/
filed 1997-08-08
CIK 839928

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 1997       Commission File Number:0-17501

                            CNB BANCORP, INC.
                           -----------------

      (Exact Name of Registrant as Specified in its Charter)
            New York                             14-1709485
------------------------------   ---------------------------------------

(State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)

 10-24 North Main Street, P.O. Box 873, Gloversville, New York, 12078
------------------------------------------------------------------------
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

                                       Number of Shares Outstanding
Class of Common Stock                      as of July 29, 1997
---------------------                  ----------------------------
   $2.50 par value                              1,600,000

                           CNB BANCORP, INC. AND SUBSIDIARY

                                         INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I   FINANCIAL INFORMATION
-------
Item 1   Consolidated interim financial statements (unaudited):

         Consolidated statements of income for the three months ending June 30, 1997 and 1996           1
         and the six months ending June 30, 1997 and 1996

         Consolidated statements of financial condition as of June 30, 1997 and December 31, 1996       2

         Consolidated statements of cash flows for the six months ending June 30, 1997 and 1996         3

         Notes to consolidated financial statements                                                     4

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

Item 4   Submission of matters to a vote of security holders - none

Item 5   Other information - none

Item 6   (a) Exhibits - not applicable
         (b) Reports on Form 8-K - none

                                      CNB BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                                              3 MONTHS ENDED                6 MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                          1997           1996           1997           1996
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                              $2,506,667     $2,396,811     $4,948,221     $4,837,968
  Interest on federal funds sold                                              72,594         88,433        119,608        169,488
  Interest on balances due from depository institutions                          202          2,607            627          2,607
  Interest on securities available for sale                                  874,583        808,585      1,751,475      1,573,908
  Interest on investment securities                                          498,723        509,429        994,058        968,866
  Dividends on FRB and FHLB stock                                             13,640         11,530         26,837         14,027

    Total interest and dividend income                                     3,966,409      3,817,395      7,840,826      7,566,864
INTEREST EXPENSE:
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                       529,129        502,273        931,140        912,199
    Regular savings, N.O.W. and money market accounts                        472,166        512,691        978,692      1,043,078
    Other time deposits                                                      765,195        708,977      1,508,835      1,448,622
  Interest on securities sold under agreements to repurchase                   1,686          2,523          2,633          6,823
  Interest on other borrowed money                                               532              0          1,246              0

    Total interest expense                                                 1,768,708      1,726,464      3,422,546      3,410,722
    Net interest income                                                    2,197,701      2,090,931      4,418,280      4,156,142
  Provision for loan losses                                                   45,000         30,000        105,000         60,000

    Net interest income after provision for loan losses                    2,152,701      2,060,931      4,313,280      4,096,142
OTHER INCOME:
  Income from fiduciary activities                                            31,535         27,347         60,146         54,327
  Service charges on deposit accounts                                         84,476         91,679        173,745        170,735
  Other income                                                                65,825         53,761        149,323        113,674

    Total other income                                                       181,836        172,787        383,214        338,736
OTHER EXPENSES:
  Salaries and employee benefits                                             624,716        545,287      1,265,499      1,093,030
  Occupancy expense, net                                                      77,285         62,530        162,278        145,140
  Furniture and equipment expense                                             78,598         73,284        160,450        150,338
  External data processing expense                                           126,520        108,708        226,368        210,707
  F.D.I.C. insurance expense                                                   5,915            500         11,338          1,000
  Printing, stationery and supplies                                           43,688         36,841         83,643         76,027
  Other expenses                                                             289,081        228,832        590,885        483,326

    Total other expenses                                                   1,245,803      1,055,982      2,500,461      2,159,568

  Income before income taxes                                               1,088,734      1,177,736      2,196,033      2,275,310
  Applicable income taxes                                                    325,500        354,967        657,631        681,324

    NET INCOME                                                            $  763,234     $  822,769     $1,538,402     $1,593,986

  Net income and dividends per common share(1,600,000 shares):<F1>
    Net income                                                            $     0.48     $     0.52     $     0.96     $     1.00
    Dividends                                                                   0.20          0.185           0.40          0.370

  See accompanying notes to consolidated interim financial statements

<F1> Per share figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.


                               CNB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                               6/30/97             12/31/96
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                         $  6,197,621        $  8,323,677
  Interest bearing                                                                   29,050              38,296
  Federal funds sold                                                             10,000,000           8,000,000

    Total cash and cash equivalents                                              16,226,671          16,361,973

Securities available for sale, at fair value                                     52,992,857          56,120,310

Investment securities (approximate fair value at 6/30/97-
  $29,987,166; at 12/31/96 - $31,477,028)                                        29,470,173          30,930,765

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                           884,300             834,800

Loans                                                                           121,026,748         115,048,050
  Unearned income                                                                (8,793,358)         (8,062,831)
  Allowance for loan losses                                                      (1,632,443)         (1,620,078)

    Net loans                                                                   110,600,947         105,365,141

Premises and equipment                                                            2,619,318           2,747,681
Accrued interest receivable                                                       1,364,533           1,403,082
Other assets                                                                        949,193             998,001

    Total assets                                                               $215,107,992        $214,761,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non interest bearing)                                                $ 16,532,182        $ 18,616,607
  Regular savings, N.O.W. and money market accounts                              74,264,039          84,212,947
  Certificates and time deposits of $100,000 or more                             37,483,604          28,305,295
  Other time deposits                                                            57,459,730          55,287,632

    Total deposits                                                              185,739,555         186,422,481

Securities sold under agreements to repurchase                                       54,166                 593
Other liabilities                                                                   637,420             591,858

    Total liabilities                                                           186,431,141         187,014,932
STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized, 1,600,000 shares issued and outstanding in 1997 - $5.00 par value, 2,000,000
  shares authorized, 800,000 shares issued and outstanding in 1996<F1>            4,000,000           4,000,000
Surplus                                                                           8,000,000           4,000,000
Undivided profits                                                                16,364,222          19,465,820
Net unrealized gain on available for sale securities(net of tax effect)             312,629             281,001

    Total stockholders' equity                                                   28,676,851          27,746,821

    Total liabilities and stockholders' equity                                 $215,107,992        $214,761,753

<F1> On April 15, 1997 the stockholders approved a reduction in the par value of the common stock to $2.50 per share.

  See accompanying notes to consolidated interim financial statements


                               CNB BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         6 MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    1997                1996
Cash flows from operating activities:
    Net income                                                                      $ 1,538,402         $ 1,593,986
Adjustments to reconcile net income to cash and cash
  equivalents provided by operating activities:
    (Increase) decrease in interest receivable                                           38,549            (223,113)
    Decrease in other assets                                                            110,471             192,048
    Increase in other liabilities                                                        45,562              66,208
    (Benefit) expense for deferred taxes                                                 42,664             (23,899)
    Depreciation                                                                        158,209             136,205
    Amortization of premiums/discounts on securities, net                                65,268              82,631
    Provision for loan losses                                                           105,000              60,000

    Total adjustments                                                                   565,723             290,080

      Net cash provided by operating activities                                       2,104,125           1,884,066

 Cash flows from investing activities:
    Purchase of investment securities                                                (2,032,841)        (11,402,061)
    Purchase of securities available for sale                                        (6,273,905)        (14,016,595)
    Purchase of FRB and FHLB stock                                                      (49,500)           (684,800)
    Proceeds from matured investment securities                                       3,466,172           4,281,858
    Proceeds from matured securities available for sale                               9,414,852	          8,099,535
    Net increase in loans                                                            (5,465,006)           (713,842)
    Capital expenditures                                                                (29,846)           (502,754)

      Net cash used by investing activities                                            (970,074)        (14,938,659)
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                (682,926)          7,354,851
    Increase (decrease) in securities sold under agreement to repurchase                 53,573            (416,375)
    Payment of dividends                                                               (640,000)           (592,000)

      Net cash provided (used) by financing activities                               (1,269,353)          6,346,476

Net decrease in cash and cash equivalents                                              (135,302)         (6,708,117)
Cash and cash equivalents beginning of period                                        16,361,973          16,390,358

Cash and cash equivalents end of period                                             $16,226,671         $ 9,682,241

Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                      $ 3,471,752         $ 3,344,908
      Income taxes                                                                      659,500             733,767
Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned             124,200               7,098
    Change in net unrealized gain on securities available for sale (net of a deferred tax increase of $19,874 at 6/30/97 and a reduction of $165,627
      at 6/30/96)                                                                        31,628            (242,869)

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1997 and December 31, 1996, and the results of operations and the changes in cash flows for the six months ended June 30, 1997 and 1996. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1996 Annual Report and
   Form 10-K.

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

                                       CNB BANCORP, INC.


   July 29, 1997                       By /s/ William N. Smith
 ------------------                    ----------------------------------
        Date                           William N. Smith
                                       Chairman of the Board, President
                                       and Chief Executive Officer


   July 29, 1997                       By /s/ George A. Morgan
 ------------------                    ----------------------------------
        Date                           George A. Morgan
                                       Vice President and Secretary
                                       (Principal Financial Officer)


                               CNB BANCORP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW:

Liquidity:

    There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 1997. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.


Capital Resources:

    Stockholder's equity to total assets increased slightly during the first six months of 1997 from 12.9% at December 31, 1996 to 13.3% at June 30, 1997. The subsidiary Bank has experienced loan growth of approximately $5.5 million during the first six months of 1997. This growth in loans was partially funded by a reduction in the securities available for sale and a reduction in the investment securities portfolio. The balance was funded through growth in the Bank's stockholders' equity.

    As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1996 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.

                                                                                          Regulatory
                                                               6/30/97      12/31/96      Guidelines
    Tier 1 risk based capital to net risk weighted assets      25.1%        25.0%         4.0%
    Total risk based capital to net risk weighted assets       26.3         26.2          8.0

    Leverage ratio (Tier 1/adjusted total assets)              13.1         12.9          3.0

    No significant events have occurred during the first six months of 1997 to materially impact the Companys' capital.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

    Total interest and dividend income for the second quarter of 1997 increased $149,014 or 3.9% from the corresponding period of 1996, while total interest expense increased $42,244 or 2.4% from the corresponding period of 1996. Net interest income increased $106,770 or 5.1% from the prior year period reflecting the effect of improved net margins being earned on higher volumes of interest earning assets and interest bearing liabilities. The provision for loan losses was up $15,000 or 50.0% from the prior year period. Net charge-offs increased $9,417 to $22,850 from the prior year period, an increase of 70.1%. The allowance for loan losses as a percent of loans outstanding at June 30, 1997 was 1.45% as compared to 1.51% at December 31, 1996. Non-interest income increased $9,049 or 5.2% from the corresponding period of 1996. This increase was primarily due to increases in fiduciary income and merchant income on credit cards. Non-interest expense increased $189,821 or 18.0% from the corresponding period of 1996 due primarily to higher salaries and employee benefits. The higher staff expenses were due to higher insurance expenses, normal salary adjustments and the staffing of the new branch office in Perth. Increases in occupancy expense, furniture and equipment expense, data processing and stationery and supplies were attributable to the new office in Perth and the new Installment Loan Department building. Net income decreased $59,535 or 7.2% as compared to the same period of 1996. This decrease was due to the increase in the provision for loan losses and total other expenses more than offsetting the increase in the net interest income increase and the gain in other income.

Most Recent Year to Date and Corresponding Year to Date Period:

    Total interest and dividend income for the first six months of 1997 increased $273,962 or 3.6% from the corresponding period of 1996, while total interest expense increased $11,824 or 0.3% from the corresponding period of 1996. Net interest income increased $262,138 or 6.3% from the prior year period reflecting the effect of improved net margins being earned on higher volumes of interest earning assets and interest bearing liabilities. The provision for loan losses was up $45,000 or 75% from the prior year period. Net charge-offs increased $68,641 to $92,635 from the prior year period, an increase of 286.1%. Non-interest income increased $44,478 or 13.1% from the corresponding period of 1996. This increase was primarily due to increases in fiduciary income, service charges on deposit accounts and merchant income on credit cards. Non-interest expense increased $340,893 or 15.8% from the corresponding period of 1996. This increase was primarily due to higher salaries and employee benefits, higher occupancy expense, higher furniture and equipment expense, higher data processing expense and higher stationery and supplies expense associated with the opening of the new branch office in Perth in October of 1996. Normal salary adjustments and increases in insurance expense also increased the salaries and employee benefits expense. Net income decreased $55,584 or 3.5% as compared to the same period of 1996. This decrease was due to the increase in the provision for loan losses and total other expenses more than offsetting the increase in the net interest income increase and the gain in other income.