Form 10-Q
period 1997-09-30
CNB BANCORP INC /NY/
filed 1997-11-03
CIK 839928

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997       Commission File Number: 0-17501


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

                                       Number of Shares Outstanding
Class of Common Stock                     as of October 27, 1997
---------------------                  ----------------------------
   $2.50 par value                              1,600,000

                           CNB BANCORP, INC. AND SUBSIDIARY

                                         INDEX

                                                                                                          Page No.
                                                                                                          --------


PART I   FINANCIAL INFORMATION
-------

Item 1   Consolidated interim financial statements (unaudited):

         Consolidated statements of income for the three months ending September 30, 1997 and 1996               1
         and the six months ending September 30, 1997 and 1996

         Consolidated statements of financial condition as of September 30, 1997 and December 31, 1996           2

         Consolidated statements of cash flows for the six months ending September 30, 1997 and 1996             3

         Notes to consolidated financial statements                                                              4

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

Item 4   Submission of matters to a vote of security holders - none

Item 5   Other information - none

Item 6   (a) Exhibits - not applicable
         (b) Reports on Form 8-K - none



                                      CNB BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)


                                                                          3 MONTHS ENDED                  9 MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       1997            1996            1997            1996


INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                     $2,496,175      $2,330,582      $7,444,396      $7,168,550
  Interest on federal funds sold                                    116,987         121,551         236,595         291,039
  Interest on balances due from depository institutions                 333             199             960           2,806
  Interest on securities available for sale                         803,486         872,442       2,554,961       2,446,350
  Interest on investment securities                                 499,549         531,030       1,493,607       1,499,896
  Dividends on FRB and FHLB stock                                    14,562          12,522          41,399          26,549

    Total interest and dividend income                            3,931,092       3,868,326      11,771,918      11,435,190
INTEREST EXPENSE:
  Interest on deposits:
    Certificates and time deposits of $100,000 or more              469,114         557,056       1,400,254       1,469,255
    Regular savings, N.O.W. and money market accounts               476,845         519,786       1,455,537       1,562,864
    Other time deposits                                             786,750         699,405       2,295,585       2,148,027

  Interest on securities sold under agreements to repurchase            687           2,181           3,320           9,004
  Interest on other borrowed money                                        0               0           1,246               0

    Total interest expense                                        1,733,396       1,778,428       5,155,942       5,189,150
    Net interest income                                           2,197,696       2,089,898       6,615,976       6,246,040
  Provision for loan losses                                          45,000          80,000         150,000         140,000

    Net interest income after provision for loan losses           2,152,696       2,009,898       6,465,976       6,106,040
OTHER INCOME:
  Income from fiduciary activities                                   32,455          26,725          92,601          81,052
  Service charges on deposit accounts                                83,085          93,718         256,830         264,453
  Other income                                                      101,785          83,409         251,108         197,083

    Total other income                                              217,325         203,852         600,539         542,588
OTHER EXPENSES:
  Salaries and employee benefits                                    634,540         573,902       1,900,039       1,666,932
  Occupancy expense, net                                             75,022          63,710         237,300         208,850
  Furniture and equipment expense                                    78,900          66,494         239,350         216,832
  External data processing expense                                  124,988         102,163         351,356         312,870
  F.D.I.C. insurance expense                                          5,784             500          17,122           1,500
  Printing, stationery and supplies                                  27,324          28,978         110,967         105,005
  Other expenses                                                    265,173         227,297         856,058         710,623

    Total other expenses                                          1,211,731       1,063,044       3,712,192       3,222,612

  Income before income taxes                                      1,158,290       1,150,706       3,354,323       3,426,016
  Applicable income taxes                                           355,421         340,813       1,013,052       1,022,137

    NET INCOME                                                   $  802,869      $  809,893      $2,341,271      $2,403,879

  Net income and dividends per common share
  (1,600,000 shares):<F1>
    Net income                                                   $     0.50      $     0.51      $     1.46      $     1.50
    Dividends                                                          0.20           0.185            0.60           0.555

  See accompanying notes to consolidated interim financial statements


<F1> Per share figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.



                               CNB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                   9/30/97          12/31/96

Cash and cash equivalents:
  Non-interest bearing                                                        $  6,905,431      $  8,323,677
  Interest bearing                                                                  40,344            38,296
  Federal funds sold                                                             5,300,000         8,000,000

    Total cash and cash equivalents                                             12,245,775        16,361,973

Securities available for sale, at fair value                                    50,121,780        56,120,310

Investment securities (approximate fair value at 9/30/97-
  $32,877,380; at 12/31/96 - $31,477,028)                                       32,196,253        30,930,765

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                          884,300           834,800

Loans                                                                          122,576,271       115,048,050
   Unearned income                                                              (9,335,923)       (8,062,831)
   Allowance for loan losses                                                    (1,495,479)       (1,620,078)

           Net loans                                                           111,744,869       105,365,141

Premises and equipment                                                           2,575,610         2,747,681
Accrued interest receivable                                                      1,572,247         1,403,082
Other assets                                                                       982,527           998,001

       Total assets                                                           $212,323,361      $214,761,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand (non interest bearing)                                              $ 19,459,741      $ 18,616,607
   Regular savings, N.O.W. and money market accounts                            72,429,161        84,212,947
   Certificates and time deposits of $100,000 or more                           33,142,840        28,305,295
   Other time deposits                                                          57,330,971        55,287,632

     Total deposits                                                            182,362,713       186,422,481

Securities sold under agreements to repurchase                                           0               593
Other liabilities                                                                  699,238           591,858

       Total liabilities                                                       183,061,951       187,014,932
STOCKHOLDERS' EQUITY

Common stock, $2.50 par value, 5,000,000 shares authorized, 1,600,000 shares issued and outstanding in 1997 - $5.00 par value, 2,000,000
  shares authorized, 800,000 shares issued and outstanding in 1996<F1>           4,000,000         4,000,000
Surplus                                                                          8,000,000         4,000,000
Undivided profits                                                               16,847,091        19,465,820
Net unrealized gain on available for sale securities (net of tax effect)           414,319           281,001

       Total stockholders' equity                                               29,261,410        27,746,821

       Total liabilities and stockholders' equity                             $212,323,361      $214,761,753


<F1> On April 15, 1997 the stockholders approved a reduction in the par value of the common stock to $2.50 per share.

See accompanying notes to consolidated interim financial statements


                               CNB BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          9 MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      1997              1996


Cash flows from operating activities:
    Net income                                                                 $ 2,341,271       $ 2,403,879
Adjustments to reconcile net income to cash and cash
  equivalents provided by operating activities:
    Increase in interest receivable                                               (169,165)         (293,085)
    Decrease in other assets                                                        36,441           194,233
    Increase in other liabilities                                                   66,127           237,307
    (Benefit) expense for deferred taxes                                            77,229           (45,014)
    Depreciation                                                                   227,367           201,041
    Amortization of premiums/discounts on securities, net                           95,806           121,390
    Provision for loan losses                                                      150,000           140,000

    Total adjustments                                                              483,805           555,872

      Net cash provided by operating activities                                  2,825,076         2,959,751

Cash flows from investing activities:
    Purchase of investment securities                                           (5,700,811)      (12,670,535)
    Purchase of securities available for sale                                   (7,487,111)      (17,916,435)
    Purchase of FRB and FHLB stock                                                 (49,500)         (684,800)
    Proceeds from matured investment securities                                  4,390,834         5,560,315
    Proceeds from matured securities available for sale                         13,655,138        11,916,546
    Net increase in loans                                                       (6,674,168)       (1,436,318)
    Capital expenditures                                                           (55,295)         (726,832)

      Net cash used by investing activities                                     (1,920,913)      (15,958,059)
Cash flows from financing activities:
    Net increase (decrease) in deposits                                         (4,059,768)       13,121,197
    Decrease in securities sold under agreement to repurchase                         (593)         (686,910)
    Payment of dividends                                                          (960,000)         (888,000)

      Net cash provided (used) by financing activities                          (5,020,361)       11,546,287

Net decrease in cash and cash equivalents                                       (4,116,198)       (1,452,021)
Cash and cash equivalents beginning of period                                   16,361,973        16,390,358

Cash and cash equivalents end of period                                        $12,245,775       $14,938,337

Supplemental disclosures of cash flow information:
   Cash paid during the period:
     Interest                                                                  $ 5,263,987       $ 5,033,789
     Income taxes                                                                  878,576         1,054,622
Supplemental schedule of noncash investing activities:
   Net reduction in loans resulting from the transfer to real estate owned         144,440           165,957
   Change in net unrealized gain on securities available for sale (net of a deferred tax increase of $87,497 at 9/30/97 and a reduction of $149,878
    at 9/30/96)                                                                    133,318          (219,334)

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1997 and December 31, 1996, and the results of operations and the changes in cash flows for the nine months ended September 30, 1997 and 1996. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1996 Annual Report and Form 10-K.

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

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company for the items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

   Management does not anticipate that the adoption of SFAS No. 128 and SFAS No. 130 will be material.


                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       CNB BANCORP, INC.


October 27, 1997                       By /s/ William N. Smith
----------------                       -----------------------------------
      Date                                William N. Smith
                                          Chairman of the Board, President
                                          and Chief Executive Officer


October 27, 1997                       By /s/ George A. Morgan
----------------                       -----------------------------------
      Date                                George A. Morgan
                                          Vice President and Secretary
                                          (Principal Financial Officer)


                               CNB BANCORP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW:
-----------------

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 1997. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.


Capital Resources:

   Stockholder's equity to total assets increased slightly during the first nine months of 1997 from 12.9% at December 31, 1996 to 13.8% at September 30, 1997. The subsidiary Bank has experienced loan growth of approximately $6.7 million during the first nine months of 1997. This growth in loans was partially funded by a reduction in the securities available for sale and a reduction in federal funds sold.

   As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets.
The table below shows the Companys' current ratios, December
31, 1996 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.



                                                                                          Regulatory
                                                               9/30/97      12/31/96      Guidelines


   Tier 1 risk based capital to net risk weighted assets          25.4%         25.0%            4.0%
   Total risk based capital to net risk weighted assets           26.7          26.2             8.0

   Leverage ratio (Tier 1/adjusted total assets)                  13.5          12.9             3.0

   No significant events have occurred during the first nine months of 1997 to materially impact the Companys' capital.



Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

   Total interest and dividend income for the third quarter of 1997 increased $62,766 or 1.6% from the corresponding period of 1996, while total interest expense decreased $45,032 or 2.5% from the corresponding period of 1996. Net interest income increased $107,798 or 5.2% from the prior year period reflecting an improvement in the net interest margin for the quarter ending September
30, 1997 as compared to the corresponding period of 1996. The provision for loan losses was down $35,000 or 43.8% from the prior year period. Net charge-offs increased $146,235 to $181,964 from the prior year period, an increase of 409.3%. The allowance for loan losses as a percent of loans outstanding at September 30, 1997 was 1.32% as compared to 1.51% at December 31, 1996. Non-interest income increased $13,473 or 6.6% from the corresponding period of 1996. This increase was primarily due to increases in fiduciary income and merchant income on credit cards. Non-interest expense increased $148,687 or 14.0% from the corresponding period of 1996 due primarily to higher salaries and employee benefits. The higher staff expenses were due to higher insurance expenses, normal salary adjustments and the staffing of the new branch office in Perth. Increases in occupancy expense, furniture and equipment expense, and data processing were attributable to the new office in Perth and the new platform automation system being installed in all offices. Net income decreased $7,024 or 0.9% as compared to the same period of 1996. This decrease was due to the increase in total other expenses more than offsetting the increase in the net interest income, the reduction in the provision for loan losses and the increase in other income.

Most Recent Year to Date and Corresponding Year to Date Period:

   Total interest and dividend income for the first nine months of 1997 increased $336,728 or 2.9% from the corresponding period of 1996, while total interest expense decreased $33,208 or 0.6% from the corresponding period of 1996. Net interest income increased $369,936 or 5.9% from the prior year period reflecting the effect of improved net margins being earned on higher volumes of interest earning assets and interest bearing liabilities. The provision for loan losses was up $10,000 or 7.1% from the prior year period. Net charge-offs increased $214,876 to $274,599 from the prior year period, an increase of 359.8%. Non-interest income increased $57,951 or 10.7% from the corresponding period of 1996. This increase was primarily due to increases in fiduciary income and merchant income on credit cards. Non-interest expense increased $489,580 or 15.2% from the corresponding period of 1996. This increase was primarily due to higher salaries and employee benefits, higher occupancy expense, higher furniture and equipment expense, higher data processing expense and higher stationery and supplies expense associated with the opening of the new branch office in Perth in October of 1996. Normal salary adjustments and increases in insurance expense also increased the salaries and employee benefits expense. Net income decreased $62,608 or 2.6% as compared to the same period of 1996. This decrease was due to the increase in the provision for loan losses and total other expenses more than offsetting the increase in the net interest income increase and the increase in other income.