Form 10-K
period 1997-12-31
CNB BANCORP INC /NY/
filed 1998-03-31
CIK 839928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,     1997 Commission File Number 0-17501

CNB BANCORP, INC.

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

Title of each class                       Name of exchange on which registered
       NONE                                               NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate the number of shares outstanding of each of the issurer's classes of common stock:

Class of Common Stock        Number of Shares Outstanding as of March 1, 1998
$2.50 Par Value              1,600,000

The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 1, 1998) held by non-affiliates was approximately $55,600,000.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 1997.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of stockholders.

ITEM 1.         Business
                On January 3, 1989, the corporate structure of City National Bank and Trust Company (the Bank) was revised by the establishment of a one-bank holding company, CNB Bancorp, Inc. (the Company). Stockholders of the Bank retained their outstanding shares which automatically became shares of the Company. The Company, in turn, acquired all of the outstanding shares of the Bank.

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

                Competition
                Competition for banking business is experienced from regional based commercial bank holding companies, as well as from savings banks, savings and loan associations, and credit unions. The competition is reflected in both lending efforts and deposit solicitations.

                The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

                Employees
                The Bank employs approximately 65 persons on a full time basis. There are also 11 part time employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

                Supervision and Regulation
                The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, and the New York State Banking Department.

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

                Deposit Insurance Premiums
                The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The subsidiary Bank is in this category and currently pays negligible deposit insurance premiums. If the subsidiary Bank's capital ratios substantially deteriorate or if the subsidiary Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the subsidiary Bank could increase.

                In September 1996, The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act") became law. The 1996 Act imposed a one time assessment on all SAIF institutions and then equalized the insurance premiums for BIF and SAIF institutions. At the same time, the 1996 Act required BIF institutions to contribute to the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout. BIF institutions will pay 20% of the FICO bond assessment paid by SAIF institutions. It has been estimated that SAIF institutions will pay a FICO bond assessment of .065% of insured deposits, while BIF institutions, such as the subsidiary Bank, will pay approximately .013% of insured deposits. The FICO bond assessment will equalize no later than January 1, 2000. As a result of the 1996 Act, the competitive advantage which the subsidiary Bank may have enjoyed against SAIF institutions has been reduced, but not yet eliminated. This assessment is not expected to have a material effect on the consolidated financial statements of the Company.

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

                Monetary Policy
                The earnings of the Bank are affected by the policies of other regulatory authorities including the Federal Reserve Board and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and prevailing interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

The following are exhibits included herewith:



Exhibit No.                  Exhibit

I. A.B.                      Distribution of Assets, Liabilities and Stockholders'
                             Equity; Interest Rates and Interest Differential

I. C.                        Rate Volume Analysis and Interest Rate Sensitivity Analysis

II.                          Securities Portfolio

III.                         Loan Portfolio

IV.                          Summary of Loan Loss Experience

V.                           Deposits

VI.                          Return on Equity and Assets



I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                              1997                                1996                            1995
                                              Interest                            Interest                        Interest
                                 Average      Earned/                Average      Earned/              Average    Earned/
(thousands)                      Balance      Paid <F2>    Rate      Balance      Paid <F2>    Rate    Balance    Paid<F2>   Rate

ASSETS
Interest Earning Assets:
Securities <F1>:
  U.S Treasury & Government
    Agencies                     $ 63,741     $ 4,094      6.42%     $ 63,217     $ 3,992      6.31%   $ 54,787   $ 3,379    6.17%
  State & Political
    Subdivisions                   21,555       2,013      9.34        22,374       2,102      9.39      21,547     2,074    9.63
  Other                               877          55      6.27           755          47      6.23         448        31    6.92
    Total Securities               86,173       6,162      7.15        86,346       6,141      7.11      76,782     5,484    7.14

Interest Bearing Balances With
  Other Financial Institutions         59           3      5.08            60           3      5.19           0         0    0.00

Federal Funds Sold                  6,170         343      5.56         7,453         391      5.25       5,537       320    5.78

Loans:
  Loans,Less
    Unearned Incom <F3>           112,785       9,990      8.86       105,814       9,541      9.02     102,749     9,504    9.25
    Total Interest-
      Earning Assets              205,187     $16,498      8.04%      199,673     $16,076      8.05%    185,068   $15,308    8.27%


Cash and Due From Banks             6,175                               6,184                             5,846
Reserve for Loan Losses            (1,558)                             (1,545)                           (1,447)
Other Assets <F4>                   5,757                               5,478                             4,578
    Total Assets                 $215,561                            $209,790                          $194,045

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings              $ 40,834     $ 1,136      2.78%     $ 39,739     $ 1,189      2.99%   $ 40,220   $ 1,209    3.01%
    NOW                            21,457         322      1.50        19,504         336      1.72      19,194       336    1.75
    Money Market Accounts          14,630         469      3.21        15,873         547      3.45      13,749       511    3.72
  Certificates of Deposit
    $100,000 or More               33,311       1,887      5.66        35,530       1,961      5.52      26,543     1,610    6.07
  Other Time Interest-Bearing      57,324       3,096      5.40        53,743       2,881      5.36      52,486     2,786    5.31
    Total Int.-Bearing Deposits   167,556       6,910      4.12       164,389       6,914      4.21     152,192     6,452    4.24

  Other Short-Term Borrowings
    & Repurchase Agreements           592          32      5.41           278          10      3.77         527        22    4.17
    Total Interest-Bearing
      Liabilities                 168,148     $ 6,942      4.13%      164,667     $ 6,924      4.21%    152,719     6,474    4.24%

Demand Deposits                    17,900                              17,539                            16,040

Other Liabilities                     808                                 704                               678
    Total Liabilities             186,856                             182,910                           169,437

Stockholders' Equity               28,705                              26,880                            24,608
    Total Liabilities and
      Stockholders' Equity       $215,561                            $209,790                          $194,045


<F1> Includes available for sale and investment securities, both at amortized cost, and FHLB and FRB stock.

<F2> Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 9.00% for 1997, 9.225% for 1996 and 9.675% for 1995.

<F3> For the purposes of this analysis, non-accruing loans have been included in average balances; in accordance with Company policy on non-accruing assets, income on such assets is not recorded unless received.

<F4> Other assets include all assets except those specifically identified above including the valuation adjustment related to the securities available for sale.



I. A.B. The following table represents the average yield on all interest-earning assets, the average effective rate paid on all interest-bearing liabilities; and the net yield on interest-earning assets for CNB Bancorp, Inc.
        (Cont'd)



                                                1997                               1996                               1995

Average yield on interest-
  earning assets <F1>                            8.04%                              8.05%                              8.27%

Average effective rate paid
  on interest-bearing liabilities                4.13%                              4.21%                              4.24%

Spread between interest-earning
  assets and interest-bearing
  liabilities <F1>                               3.91%                              3.84%                              4.03%

Net interest income <F1>  (thousands)           $   0                              $   0                              $   0

Net interest margin <F1>                         4.66%                              4.58%                              4.77%


<F1> On a fully taxable equivalent basis.




1. C. Rate Volume Analysis
      The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (thousands)

                                            1997 Compared to 1996                            1996 Compared to 1995
                                      Increase (decrease) due to: <F1>                 Increase (decrease) due to: <F1>
                                    Volume         Rate           Total              Volume         Rate          Total

Interest Earned on: <F2>
  Loans                             $614           ($165)         $449               $219           ($182)        $ 37
  Taxable Securities <F3>             36              74           110                554              75          629
  Non-Taxable Securities <F3>        (78)            (11)          (89)                80             (52)          28
  Federal Funds Sold                 (73)             25           (48)                96             (25)          71
  Interest-Bearing Balances
    with Banks                         0               0             0                  3               0            3
    Total                            499             (77)          422                952            (184)         768

Interest Paid on:
  Deposits                           266            (270)           (4)               513             (51)         462
  Short-Term Borrowings & Repos       16               6            22                (10)             (2)         (12)
    Total                            282            (264)           18                503             (53)         450

Net Interest Differential <F2>      $217            $187          $404               $449           ($131)        $318

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




1. C. Interest Rate Sensitivity Analysis


                                                        Maturity/Repricing Period at December 31, 1996
                                                             After 3 Mo.     After One
                                            Within           But Within      But Within        After
  (in thousands)                            3 Months         1 Year          Five Years        Five Years        Total

  Rate sensitive assets:
     Securities <F1>                        $18,999          $23,854         $29,801           $14,983           $ 87,637
     Loans, net of unearned discount         40,483           18,260          36,673            23,722            119,138
     Cash & Cash Equivalents                  2,822                0               0                 0              2,822

  Total rate sensitive assets               $62,304          $42,114         $66,474           $38,705           $209,597


  Rate sensitive liabilities:
    Savings, NOW & MMDA accounts            $23,305           $5,948          $5,665           $47,062            $81,980
    Time deposits                            21,813           43,710          18,760                 0             84,283
    All other rate sensitive liabilities      2,142                0               0             2,200              4,342
  Total rate sensitive liabilities          $47,260          $49,658         $24,425           $49,262           $170,605


<F1> Includes securities available for sale and investment securities, at amortized cost, and FHLB and FRB stock.


  GAP (RSA - RSL)                           $15,044         ($ 7,544)        $42,049          ($10,557)
  CUMULATIVE GAP (RSA - RSL)                 15,044            7,500          49,549            38,992

  RSA divided by RSL                          131.8%            84.8%          272.2%             78.6%
  RSA divided by RSL - Cumulative             131.8            107.7           140.8             122.9

  GAP divided by equity                        50.7            (25.4)          141.7             (35.6)
  GAP divided by equity - Cumulative           50.7             25.3           166.9             131.4

  RSA divided by total assets                  28.0             18.9             29.9             17.4
  RSA divided by total assets - Cumulative     28.0             47.0             76.9             94.3

  RSL divided by total assets                  21.3             22.3             11.0             22.2
  RSL divided by total assets - Cumulative     21.3             43.6             54.6             76.7

  GAP divided by total assets                   6.8             (3.4)            18.9             (4.7)
  GAP divided by total assets - Cumulative      6.8              3.4             22.3             17.5



  CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was 3.4% of assets at December 31, 1997. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the board of directors and senior management, is responsible for managing CNB Bancorp, Inc.'s rate sensitivity position.

  In evaluating the Company's exposure to interest rate risk, certain factors inherent in the method of analysis presented in the table above must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Further, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management objectives. It should also be noted that the interest rate sensitivity level shown in the table above could be changed by external factors such as loan prepayments or by factors controllable by CNB Bancorp, Inc. such as asset sales.

  The Company has identified a portion of it's savings deposits as being rate sensitive based on prior years historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset/Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest margin based on a shift of +/- 200 bp change in interest rates. At December 31, 1997 the net interest margin exposure, expressed in dollars, for the one year cumulative gap based on a +200bp change was an increase of approximately $168,000.

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

II. Securities Portfolio


A. The carrying amounts of the Company's securities for the years ended
   December 31 are summarized below:
   (in thousands)


Securities Available for Sale:                             1997                     1996                1995

  U.S. Treasury and other U.S. Government Agencies         $44,548                  $45,641             $40,296
  State and Political Subdivisions                           9,810                   10,479              10,168
  Privately-issued collateralized mortgage obligations           0                        0                 286
    Total                                                  $54,358                  $56,120             $50,750

Investment Securities:                                     1997                     1996                1995
  Obligations of U.S. Government Agencies                  $20,732                  $18,811             $15,198
  State and Political Subdivisions                          12,315                   12,120              11,565
    Total                                                  $33,047                  $30,931             $26,763

Investments Required By Law:                               1997                     1996                1995
  Federal Reserve Bank stock                               $   240                  $   240             $   150
  Federal Home Loan Bank stock                                 644                      595                   0
    Total                                                  $   884                  $   835             $   150


B.   Maturity Distribution of the Company's securities as of December 31, 1997:
     (in thousands)



                                                                               Maturing
                                            Within               After One But          After Five But              After
                                            One Year           Within Five Years       Within Ten Years            Ten Years
Securities Available for Sale <F1>     Amount   Yield <F2>     Amount   Yield <F2>     Amount   Yield <F2>     Amount   Yield <F2>

US Treasury and other
U.S. Gov't Agencies                    $15,423   6.09%         $15,365   6.44%         $7,653   7.09%          $ 6,107  5.93%

State and Political Subdivisions         1,877  10.08            5,039  10.07           2,672   8.67               222  7.86

    Total <F3>                         $17,300   6.52%         $20,404   7.30%        $10,325   7.48%          $ 6,329  6.10%

                                                                               Maturing
                                            Within               After One But          After Five But              After
                                            One Year           Within Five Years       Within Ten Years            Ten Years
Investment Securities <F1>             Amount   Yield <F2>     Amount   Yield <F2>     Amount   Yield <F2>     Amount   Yield <F2>

U.S. Government Agencies               $14,200  6.59%          $ 6,085  6.78%          $  447   6.42%          $  0     0.00%

State and Political Subdivisions         1,998  7.91             6,396  9.62            3,517   8.77            404     7.92
  Total <F3>                           $16,198  6.75%          $12,481  8.24%          $3,964   8.51%          $404     7.92%


<F1> Maturities are based on the earlier of the maturity date or the call date.
<F2> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.
<F3> There are no securities of individual issuers that represent greater than
     10% of stockholders' equity at December 31, 1997.


Investments Required By Law
Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The fully tax effected yield on these stocks as of December 31, 1997 was 6.53%.

III. Loan Portfolio



A. Types of Loans                              1997                           1996                           1995
December 31 (thousands)                Balance       % <F1>          Balance        % <F1>          Balance        % <F1>

Real Estate Loans <F2>                 $ 46,750       36.4%          $ 44,583        38.8%          $ 43,010        38.6%
Commercial and Commercial
  Real Estate                            37,265       29.0             32,685        28.4             34,815        31.2
Consumer Loans                           44,537       34.6             37,780        32.8             33,632        30.2
    Total                               128,552      100.0%           115,048       100.0%           111,457       100.0%

Less: Reserve for loan losses             1,492                         1,620                          1,505
      Unearned Income                     9,414                         8,063                          6,983
    Total                              $117,646                      $105,365                       $102,969


<F1> % represents the percentage of loans in the category to total loans (gross of reserves and unearned).
<F2> Real Estate Loans consists of only regular residential mortgage loans.  At December 31, 1997, 1996 and
     1995 the subsidiary Bank did not have any construction loans in the loan portfolio.




B. Maturities and Sensitivity to changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:


                                                       After One
                                    One Year           But Within            After
(thousands)                         or Less <F1>       Five Years            Five Years           Total
Commercial and Commercial
  Real Estate                       $25,009            $10,918               $1,338               $37,265


<F1> Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.



The following table reflects the total of commercial, financial, and agricultural loans at December 31, 1997 that will be maturing after one year which have predetermined fixed interest rates or floating interest rates.



(thousands)

Predetermined interest rates                                            $5,611
Floating interest rates                                                  6,645



C. Risk Elements
   1. Nonaccrual, Past Due, and Restructured Loans
      Risk elements consist of nonaccrual, past due, and restructured loans.



(thousands)                                          1997                1996                1995

Loans on a non-accrual basis                         $283                $  680              $  681

Loans past due 90 days or more                         88                   557                 353

Restructured loans                                      0                     0                   0
  Total non-performing loans                         $371                $1,237              $1,034
Total non-performing loans as a percent
    of total loans - net of unearned income          0.3%                  1.2%                1.0%


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

   The Company's policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial, financial, and agricultural loans are placed on a non-accrual status when they are 90 days past due unless they are well secured and in the process of collection. In some instances, consumer loans are classified non-accrual when payments are past due 90 days; but as a matter of general policy, these loans are charged off after they become 120 days past due unless they are well secured and in the process of collection. Mortgage loans are generally not placed on a non-accrual basis unless it is determined that the value or marketability of real estate securing the loans has deteriorated to the point that a potential loss of principal or interest exists. Once a loan is on non-accrual basis, interest is recorded only as received. Interest previously accrued on non-accrual loans which has not been paid is reversed and charged against income during the period in which the loan is placed on non-accrual status. Interest on restructured loans is only recognized in current income at the renegotiated rate and then only to the extent that such interest is deemed collectible.

C. Risk Elements

   2. Potential Problem Loans

   In addition to the total non-performing loans set forth above, loans in the amount of $3.6 million at December 31, 1997 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 1998.

   3. Foreign Outstandings - None

   4. Loan Concentrations

   Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the County of Fulton and, therefore, there are certain concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through rigid underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 1997, the only concentration of loans that existed within the Bank's portfolio were loans to the leather and leather related industries. Loans to this segment were $5.5 million, which represented 4.3% of the gross loans outstanding at December 31, 1997.


IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.




Years Ended December 31,                                   1997                          1996                          1995
(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)                           $119,138                      $106,985                      $104,474

Average loans outstanding during the year
  (less average unearned income)                           $112,785                      $105,814                      $102,749

Balance of allowance at beginning of year                  $  1,620                      $  1,505                      $  1,339

Loans charged off:
  Commercial and Commercial Real Estate                        (230)                            0                            (5)
  Real Estate                                                   (41)                          (24)                           (7)
  Consumer                                                     (133)                         (103)                          (87)
    Total loans charged off                                    (404)                         (127)                          (99)

Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate                           1                             0                             0
  Real Estate                                                     0                             0                             0
  Consumer                                                       20                            22                            35
    Total Recoveries                                             21                            22                            35

Net loans charged off                                          (383)                         (105)                          (64)

Additions to allowance charged to operating expense             255                           220                           230

    Balance of allowance at end of year                    $  1,492                      $  1,620                      $  1,505

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                               0.34%                         0.10%                         0.06%

Net charge-offs as percent of allowance
  beginning of year.                                          23.64%                         6.98%                         4.78%

Allowance as percent of loans outstanding
  at end of year
  (less unearned income)                                       1.25%                         1.51%                         1.44%


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

During 1997, the subsidiary Bank made a provision to its reserve for loan losses in the amount of $255,000. The subsidiary Bank's allowance for loan losses at December 31, 1997 totaled $1,491,736 or 1.25% of total loans, net of unearned income. Net charge offs for 1997 totaled $383,342 of which $189,941 was due to one commercial relationship. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 1998. At year-end 1997, there were $282,605 of loans in a non-accrual status. At December 31, 1997, $56,000 of the allowance for loan losses was allocated to the nonaccrual loans outstanding. Losses during 1998 in the real estate and consumer categories are expected to approximate the average of the past three years. Although management of the Company believes that the allowance is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial to the size of the allowance.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:



                                                1997                              1996                                1995
                                       Average                            Average                            Average
(thousands)                            Balance        Rate                Balance        Rate                Balance         Rate

Demand Deposits                        $ 17,900                           $ 17,539                           $ 16,040

Regular Savings, NOW, and
  Money Market                           76,921       2.51%                 75,116       2.76%                 73,163        2.81%

Certificates of Deposit and
  Other Time Deposits                    90,635       5.50%                 89,273       5.42%                 79,029        5.56%
    Total                              $185,456                           $181,928                           $168,232


B. There were no foreign deposits in domestic offices at the end of any year in the three year period ended December 31, 1997.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 1997. (thousands) Maturing in:
       Three months or less                                            $11,520
       Over three months through six months                             5,990
       Over six months through twelve months                            4,037
       Over twelve months                                               3,955

D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.


VI. Return on Equity and Assets

    The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:


                                                           1997                          1996                          1995

Percentage of net income to:
  Average total assets                                      1.44%                         1.45%                         1.55%
  Average total stockholders' equity                       10.81                         11.34                         12.21

Percentage of cash dividends paid
  to net income                                            41.28                         38.88                         36.23

Percentage of average stockholders' equity
  to average total assets                                  13.32                         12.81                         12.68



ITEM 2.      Properties
             The Bank's main office building is owned by the Company. In addition, the Company owns property located at 185 Fifth Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York and 4178 State Highway 30, Amsterdam, New York.

ITEM 3       Legal Proceedings
             The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company, after consultation with counsel, there are no proceedings pending to which the Company is a party to or which its property is subject which are material in relation to the Company's net worth or consolidated financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities or others.

ITEM 4.      Submission of Matter to a Vote of Security Holders
             None
PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters The information set forth under the heading "Market and Dividend Information" on page 28 of the registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 6.      Selected Financial Data
             The information set forth under the heading "Five Year Summary of Operations" on page 9 of the registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
             The information set forth under the heading "Financial Review" on page 5 of the registrant's 1997 Annual Report is incorporated herein by reference.

             Liquidity
             Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's abilitiy to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available.

             The Company, on average, during 1997 sold $6.2 million of federal funds.

             Capital
             At December 31, 1997, stockholders' equity was $29.7 million, which represents an increase of $2.0 million, or 7.2% over 1996. This follows an increase of $1.8 million, or 6.8% over 1995. The increases from 1996 to 1997 and 1995 to 1996 were due to the retention of earnings.

             The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

             The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 1997. The Company's risk- based capital ratio was 25.3% and 26.2% at December 31, 1997 and 1996 respectively. Dividends per share declared in 1997 were $.80 as compared to $.74 in 1996 and $.68 in 1995 after adjusting for the 2 for 1 stock dividend declared in January 1997.

             Recently Issued Accounting Standards
             In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of consolidated financial statements for earlier periods provided for comparative purposes. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will provide the disclosures required by SFAS No. 130.

             In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for consolidated financial statements for fiscal periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company does not believe the adoption will have a significant effect on its financial reporting.

ITEM 7a.     Quantitative and Qualitative Disclosures About Market Risk
             The information set forth under the heading "Financial Review - Market Risk" pages 6 and 7 of the registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 8.      Financial Statements and Supplementary Data
             The information set forth on pages 10 through 27 of the registrant's 1997 Annual Report is incorporated by references.

             Additional supplementary data not found in registrant's annual report.

UNAUDITED INTERIM FINANCIAL INFORMATION (In Thousands, except per share data). The following is a summary of unaudited quarterly financial information for each quarter of 1997 and 1996.



                                           1997 Quarters ended                               1996 Quarters ended
                                3/31        6/30        9/30        12/31           3/31        6/30        9/30        12/31

Interest Income                 $3,874      $3,967      $3,931      $3,991          $3,749      $3,818      $3,868      $3,870
Net Interest Income              2,221       2,197       2,198       2,206           2,065       2,091       2,090       2,135
Provision for Loan Losses           60          45          45         105              30          30          80          80
Income Before Income Taxes       1,107       1,089       1,158       1,098           1,098       1,177       1,151         890
Net Income                         775         763         803         760             771         823         810         641
Per Share: Net Income,<F1>        0.48        0.48        0.50        0.48            0.48        0.51        0.51        0.40


<F1> Per share figures have been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
             None

PART III

ITEM 10.     Directors and Executive Officers of the Registrant
             Election of Directors
             The by-laws of the Company provide that the Board of Directors shall consist of not less than five nor more than 25 members, and that the total number of directors may be fixed by action of the Board of Directors or the shareholders. The by-laws further provide that the directors shall be divided into three
             (3) classes as nearly equal in number as possible, known as Class 1, consisting of not more than eight (8) directors; Class 2, consisiting of not more than eight (8) directors; and Class 3, consisting of not more than nine (9) directors. Such classes became effective after the first annual meeting of shareholders in 1989. Each class holds office for a term of three years, but only one class comes up for election each year. Each director shall serve until his successor shall have been elected and shall qualify, even though his term of office as herein provided has otherwise expired, except in the event of his earlier resignation, removal, or disqualification.

             The eleven persons listed below are currently directors of the Corporation. Except as noted below, all of the nominees have held the same or another executive position with the same employer during the past five years.




                                       Principal Occupation                                        Director of
Name, Age                              for Past Five Years                              Class      the Corp. Since

Theodore E. Hoye, Jr., 72              Attorney-at-Law, Hoye & Hoye                     3          1988

John C. Miller, 67                     President, John C. Miller, Inc.
                                       Automobile Dealer                                2          1988

Frank E. Perrella, 70                  President, Sira Corp.
                                       Consultant                                       2          1988

Robert L. Maider, 66                   Attorney-at-Law, Maider & Smith                  2          1988

William N. Smith, 57                   Chairman of the Board, President
                                       and Chief Executive Officer                      1          1988
                                       of the Company and the Bank

Leon Finkle, 73                        Chairman of the Board,
                                       Finkle Distributors, Inc.
                                       Candy and Tobacco Distribution                   1          1988

George A. Morgan, 55                   Vice President & Secretary
                                       of the Company and Executive Vice President,
                                       Cashier & Trust Officer of the Bank              3          1991

Clark Easterly, Sr., 71                Chairman of the Board
                                       The Johnstown Knitting Mill Company
                                       Manufacturer of Knitwear                         1          1992

Brian K. Hanaburgh, 48                 Owner
                                       D/B/A McDonald's Restaurants
                                       Fast Food Restaurants                            1          1994

Clark D. Subik, 43                     President, Superb Leather, Inc.
                                       Leather Merchandiser                             3          1995

Deborah H. Rose, 47                    Vice President, Hathaway Agency, Inc.
                                       General Insurance                                3          1996


Management is not aware of any family relationships between the above name directors.

             The Board of Directors of the Company does not have a standing nominating committee or compensation committee. These functions are performed by the Company's Executive Committee which met four times during 1997. Its members are Messrs. Smith, Chairman, Miller, Morgan and Perrella, and in addition, up to two other members of the Board may serve as rotating members on a monthly basis. The Executive Committee reviews and recommends, to the full Board of Directors, nominees for election or re-election as directors. The Executive Committee will consider the names of individuals recommended by shareholders for nomination to be directors of the Company. Persons wishing to recommend individuals for consideration should send such recommendations to the Secretary of the Company.

             The Board of Directors of the Company met five times during 1997. All members, except for Mr. Subik, attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are menbers.

             The subsidiary Bank does not have a standing nomininating committee. This function is performed by the Executive and Discount Committee. The Executive and Discount Committee, in addition to matters pertaining to loans and discounts, exercises, when the Board is not in session, all other powers of the Board which may be delegated. The Committee met 47 times during 1997 and these functions were discussed at various times during these meetings. Its permanent members are Messrs. Hoye, Perrella, Morgan and Smith, in addition up to two other members of the subsidiary Bank Board may serve as rotating members on a monthly basis.

             The Board of Directors of the subsidiary Bank had 14 meetings during 1997. All members, except for Mr. Finkle attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members.

             The subsidiary Bank has a compensation committee that met twice during 1997. Its members are Messrs. Hoye, Chairman; Easterly and Miller. The committee reviews the salaries and other forms of compensation of the key executive officers of the subsidiary Bank, reviews salary policies and general salary administration throughout the subsidiary Bank and recommends to the Board of Directors profit sharing contributions to be made to the employee profit sharing plan.

             The Company and the subsidiary Bank have standing audit committees. Their members are Company and subsidiary Bank directors; Perrella, Chairman; Easterly,Miller, Rose and Subik. These Committees met seven times in 1997. The Committees each year verify certain assets of the subsidiary Bank. KPMG Peat Marwick LLP, certified public accountants, are engaged to perform an audit of the full consolidated financial statements of the Company, in accordance with generally accepted auditing standards. The committees meet with representatives of KPMG Peat Marwick LLP to discuss the results of their audit, and these results are then reported to the full Board of Directors. The Chairman of the Committees, from time to time during the year, held informal meetings with the Company and subsidiary Bank's internal auditor.

             Principal Officers
             The Following table sets forth, as of December 31, 1997, selected information about the principal officers of the subsidiary Bank, each of whom is elected by the Board of Directors and each of whom holds offices at the discretion of the Board of Directors:



                                                                                          Bank
                                        Office and Position                               Employee       Shares of Hldg. Co.
Name, Age                               with the Bank                    Held Since       Since          Common Stock Owned <F1>

Robert W. Bisset, 61                    Vice President                   1972             1968              -
Ronald J. Bradt, 54                     Vice President                   1992             1966             420

George E. Doherty, 41                   Vice President                   1988             1983             180

Michael J. Frank, 51                    Vice President and
                                        Comptroller                      1994             1990           2,000

Donald R. Houghton, 60                  Vice President                   1989             1955             150

David W. McGrattan, 57                  Senior Vice President            1993             1988             200

George A. Morgan, 55                    Executive Vice President,
                                        Cashier and Trust Officer        1988             1967             816

William N. Smith, 57                    Chairman of the Board,
                                        President and Chief
                                        Executive Officer                1984             1974           2,000


<F1> The number of shares owned has been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.


Each of the principal officers of the subsidiary Bank, as listed above, have been principally employed as an officer or employee of the subsidiary Bank for more than the past five years.

ITEM 11      Executive Compensation
             Remuneration of Directors and Officers
             At present, directors of the Company are not compensated in any way for their services. The Board of Directors of the subsidiary Bank are the same individuals who are directors of the Company. Directors of the subsidiary Bank are compensated for all services as directors as follows:

             For attending regular and special meetings of the Board;
             $550 for each meeting. For service as regular members of the Executive and Discount Committee, except salaried officers; $11,700 per annum, payable quarterly. For service as special members of the Executive and Discount Committee; $900 for the month of service. For service as members of the Trust Investment Committee, except salaried officers, $2,700 per annum, payable quarterly. For service as members of the Examining Committee; $225 for each meeting attended. In addition to the foregoing, the Chairman of the Examining Committee received an annual fee of $600, payable quarterly. For service as members of the Compensation Committee, except for salaried officers; $225 for each meeting attended. Total directors' fees during 1997 amounted to $125,525. At present, officers of the Company are not compensated in any way for their services. The following summary compensation table shows the annual compensation for the last three years for the subsidiary Bank's chief executive officer and executive vice president, the only officers whose total salary and bonus exceeded $100,000 in 1997.



                                                                    Summary Compensation Table
                                                                                                              All Other
Name and Principal Position                  Year                   Salary                Bonus               Compensation <F1>

William N. Smith, Chief
  Executive Officer,                         1997                   $169,000              $6,760              $16,567
  Chairman of the Board                      1996                    159,000               6,360               14,918
  and President of both                      1995                    150,000               6,000               14,590
  the Company and the
  subsidiary Bank <F2>

 George A. Morgan, Vice                      1997                   $113,000              $4,520              $14,764
  President and Secretary                    1996                    106,000               4,240               13,054
  of the Company and Executive               1995                    100,000               4,000               12,053
  Vice President, Cashier
  and Trust Officer of the Bank <F2>


<F1> Includes contributions to Mr. Smith's profit sharing plan account of $9,167, $9,068 and $8,740 and Board of Directors fees of $7,400, $5,850 and $5,850 for the years 1997, 1996 and 1995, respectively and contributions to Mr. Morgan's profit sharing account of $7,364, $7,204 and $6,203 and Board of Directors fees of $7,400, $5,850 and $5,850 for the same periods.
<F2> The aggregate amount of personal benefits, on an individual basis, for these officers did not exceed $10,000 in 1997.


             Employee Benefit Plans
             The subsidiary Bank has a non-contributory defined benefit Retirement Plan by participation in the New York State Bankers Retirement System. This Plan covers all employees of the Bank age 21 years, and less than 65 years, with more than one year of service who complete 1,000 or more hours of service during the year. An employee becomes fully vested in the Plan after five years of service. The amount of contributions, payment, or accrual in respect to a specified person, is not and cannot readily be separately or individually calculated by the actuaries of the Plan. During 1997, the aggregate amount expensed for retirement contributions to the Plan equaled approximately 3.75% of the total covered remuneration paid to participants in the Plan. In addition, the subsidiary Bank has entered into an agreement with William N. Smith whereby the subsidiary Bank has agreed to pay Mr. Smith a supplemental retirement benefit equivalent to the excess of the benefit he would receive under the Plan if the compensation limitations provided by Section 401(a) (17) of the Internal Revenue Code did not exist over his Plan benefit. The agreement also provides that, for purposes of computing the supplemental benefit payable to Mr. Smith, he will receive credit for an additional ten years of service beyond his actual service with the subsidiary Bank and the Company. Mr. Smith's supplemental retirement benefit under this Agreement is only payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank has purchased a life insurance policy on Mr. Smith's life so that it will have funds available to satisify its obligations under this Agreement. This life insurance is held in a so-called "Rabbi" trust but is available to the creditors of the subsidiary Bank. Amounts expensed for retirement contributions are not included in the above cash compensation table. Under the Plan, as supplemented by the Agreement, each participant who retires at age 65 is entitled to receive an annual retirement income for life equal to 1.75% of the average of the highest consecutive five years of compensation during his or her career (average compensation) times creditable service up to 35 years, plus 1.25% of the average compensation times creditable service in excess of 35 years (up to five such years), less .49% of the final three year average compensation (limited to covered compensation, which is defined as the average of the individual's last 35 years of taxable social security wage base) times creditable service up to 35 years. The following are examples of estimated annual benefits to individual employees for the years of service indicated, exclusive of social security benefits. (The Plan and the Agreement contain provisions for optional benefits of equivalent actuarial value which may be elected by the employee). As of December 31, 1997, William N. Smith had 22 years of credited service with the subsidiary Bank and George
             A. Morgan had 30 years.


                                      ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED
                                                         Years of Service
Highest 5-Year Average
Base Compensation             20                                       30                                       40

$ 25,000                      $ 6,300                                  $  9,450                                 $ 12,588
  50,000                       14,628                                    21,942                                   28,724
  75,000                       23,378                                    35,067                                   45,599
 100,000                       32,128                                    48,192                                   62,474
 125,000                       40,878                                    61,317                                   79,349
 150,000                       49,628                                    74,442                                   96,224
 175,000                       58,378                                    87,567                                  113,099
 200,000                       67,128                                   100,692                                  129,974


             The subsidiary Bank has a deferred profit sharing plan. At present, the profit sharing plan provides for annual contributions, if any, by the subsidiary Bank, at the discretion of the Board of Directors. Employees are eligible to participate in the profit sharing plan after completing one year of service with the subsidiary Bank and having reached age 21 years. Contributions on behalf of participating employees are allocated to participants' shares in proportion to their annual compensation. Amounts expensed for deferred profit sharing plan contributions are included in the above summary compensation table. Participants are fully vested over a six year period. Contributions are invested and administered by the subsidiary Bank as sole trustee and administrator. In addition, the Agreement between William N. Smith and the subsidiary Bank provides that Mr. Smith will receive credit in an account maintained on the books of the subsidiary Bank for an amount equal to the difference between the amount actually credited to Mr. Smith's account under the profit sharing plan and the contribution he would have received without regard to the compensation limitations of Section 401 (a)(17) of the Internal Revenue Code. The balance in Mr. Smith's supplemental profit sharing account is payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank is contributing money to the "Rabbi" trust previously referred to so that it will have funds available to satisfy its obligation under the Agreement to pay Mr.
             Smith supplemental profit sharing benefits.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

             Principal Beneficial Owners Common Stock*
             As of December 31, 1997, the Trust Department of the Bank held, in various fiduciary capacities, 10,120 shares of the Company's common stock as co-trustee and 10,000 shares of the Company's common stock as sole trustee. Management does not exercise voting power over these shares. These holdings represent 1.26% of the total shares outstanding.

             The following table sets forth, as of December 31, 1997, the amount and percentage of the common stock of the Company beneficially owned by each director and by all directors and principal officers as a group.



Name of Individual or                      Shares of Company Common                                Percent of
Identity of Group                          Stock Owned <F1>                                        Class

Leon Finkle                                  2,400 <F2>                                            0.15

Theodore E. Hoye, Jr.                        4,200 <F3>                                            0.26

Robert L. Maider                            17,544                                                 1.10

John C. Miller                              48,000                                                 3.00

George A. Morgan                               816                                                 0.05

Frank E. Perrella                           34,800 <F4>                                            2.18

William N. Smith                             2,000                                                 0.13

Clark Easterly, Sr.                          3,632 <F5>                                            0.23

Brian K. Hanaburgh                             800 <F6>                                            0.05

Clark D. Subik                               1,000                                                 0.06


Deborah H. Rose                              3,420 <F7>                                            0.21

All Directors and Principal Officers
of the Company as a Group (12 persons)     120,612                                                 7.54


<F1> The securities "benefically owned" by an individual are determined in accordance with the definition of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as other securities as to which the individual has or shares voting or investment power. Beneficial ownership may be disclaimed as to certain of the securities.
<F2> Includes 800 shares owned individually by his spouse.
<F3> Includes 1,000 shares owned individually by his spouse.
<F4> Includes 34,000 shares owned individually by his spouse.
<F5> Includes 1,400 shares owned individually by his spouse.
<F6> Includes 300 shares owned individually by his spouse.
<F7> Includes 1,220 shares owned as custodian.


*The number of shares owned has been adjusted to reflect the 2 for 1 stock split effected through the 100% stock dividend declared in January 1997.

ITEM 13.     Certain Relationships and Related Transactions
             The subsidiary Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with many of its directors, executive officers and the businesses in which they are associated. During the calendar year 1997, loans to directors and executive officers, together with their business interests, reached maximum aggregate totals of $3,312,973, 11.16% of the December 31, 1997 equity capital accounts. At year-end, 1997, loans to directors and executive officers, together with their business interests, were $2,193,639, 7.39% of the December 31, 1997 equity capital accounts. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the subsidiary Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated herein by reference:

             Financial Statements (Consolidated)
             Independent Auditors' Report
             Statements of Condition - Decmeber 31, 1997 and 1996 Statements of Income - Years ended December 31, 1997, 1996 and 1995 Statements of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995 Statements of Cash flows - Years ended December 31, 1997, 1996, and 1995 Notes to Consolidated Financial Statements

             (All financial statement schedules for the registrant and its subsidiary have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

             The following are the exhibits:



Exhibit No.                                    Exhibit

 3.                                            Articles of Incorporation and Bylaws(incorporated by reference)

10.                                            Material contracts:
                                                 Contract with data processing servicer(incorporated by reference)
                                                 Supplemental Executive Retirement Plan(incorporated by reference)

13.                                            Annual Report to Security Holders(included herewith)

22.                                            Subsidiaries of the Registrant(incorporated by reference)

23.                                            Published report regarding matters submitted to a vote of
                                                 security holders
                                                 April 15, 1997 proxy materials(incorporated by reference)




EXHIBIT INDEX


Reg. S - K
Exhibit Number                                 Description

 3.                                            Articles of Incorporation and Bylaws

10.                                            Material contracts:
                                                 Contract with data processing servicer
                                                 Supplemental Executive Retirement Plan

13.                                            Annual Report to Security Holders

22.                                            Subsidiaries of the Registrant

23.                                            Published report regarding matters submitted
                                                 to vote of security holders
                                                 April 15, 1997 proxy materials


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB Bancorp, Inc.


                                       By: /s/ William N. Smith
                                       William N. Smith,
                                       Chairman of the Board, President and
                                       Chief Executive Officer

                                       By: /s/ George A. Morgan
                                       George A. Morgan,
                                       Vice President and Secretary
                                       (principal financial officer)

Dated: March 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                        CNB Bancorp, Inc.

By /s/ John C. Miller                      By /s/ Clark Easterly, Sr.
By /s/ Frank E. Perrella                   By /s/ Brian K. Hanaburgh
By /s/ Robert L. Maider                    By /s/ Clark D. Subik
By /s/ William N. Smith                    By /s/ Deborah H. Rose
By /s/ Leon Finkle                         By /s/ Theodore E. Hoye III
By /s/ George A. Morgan