Form 10-Q
period 1998-03-31
CNB BANCORP INC /NY/
filed 1998-05-14
CIK 839928

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter ended March 31, 1998     Commission File Number: 0-17501


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

Yes  X      No


Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                                as of April 27, 1998
   $2.50 par value                                         1,600,000

                        CNB BANCORP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                                     Page No.
    PART I     FINANCIAL INFORMATION
    Item 1     Consolidated interim financial statements (unaudited):

               Consolidated statements of income for the three months ending March 31, 1998 and 1997                 1

               Consolidated statements of financial condition as of March 31, 1998 and December 31, 1997             2

               Consolidated statements of cash flows for the three months ending March 31, 1998 and 1997             3

               Notes to consolidated financial statements                                                            4

    Item 2     Management's discussion and analysis

    Item 3     Quantitative and qualitative disclosures about market risk


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

    Item 4     Submission of matters to a vote of security holders - none

    Item 5     Other information - none

    Item 6     (a) Exhibits - not applicable
               (b) Reports on Form 8-K - none



                                                                CNB BANCORP, INC.
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                                   (UNAUDITED)

                                                                           3 MONTHS ENDED
                                                                              MARCH 31,
                                                                         1998         1997
                                                                      ----------   ----------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                           $2,660,864   $2,441,554
 Interest on federal funds sold                                           83,750       47,014
 Interest on balances due from depository institutions                     4,958          425
 Interest on securities available for sale                               826,129      876,892
 Interest on investment securities                                       492,441      495,335
 Dividends on FRB and FHLB stock                                          15,582       13,197
                                                                      ----------   ----------
  Total interest and dividend income                                   4,083,724    3,874,417

INTEREST EXPENSE
 Interest on deposits:
  Certificates and time deposits of $100,000 or more                     477,418      402,011
  Regular savings, N.O.W. and money market accounts                      462,049      506,526
  Other time deposits                                                    808,533      743,640
 Interest on securities sold under agreements to repurchase               81,624          947
 Interest on other borrowed money                                             66          714
                                                                      ----------   ----------
  Total interest expense                                               1,829,690    1,653,838
NET INTEREST INCOME                                                    2,254,034    2,220,579
 Provision for loan losses                                                60,000       60,000
                                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                       2,194,034    2,160,579

OTHER INCOME
 Income from fiduciary activities                                         36,299       28,611
 Service charges on deposit accounts                                      73,777       89,269
 Other income                                                            108,968       83,498
                                                                      ----------   ----------
  Total other income                                                     219,044      201,378

OTHER EXPENSES
 Salaries and employee benefits                                          657,771      640,783
 Occupancy expense, net                                                   82,213       84,993
 Furniture and equipment expense                                          81,557       81,852
 External data processing expense                                        139,307       99,848
 Other expenses                                                          336,669      347,182
                                                                      ----------   ----------
  Total other expenses                                                 1,297,517    1,254,658
                                                                      ----------   ----------
INCOME BEFORE INCOME TAXES                                             1,115,561    1,107,299
 Applicable income taxes                                                 329,922      332,131
                                                                      ----------   ----------
NET INCOME                                                            $  785,639   $  775,168
                                                                      ==========   ==========

 Basic earnings and dividends per common share(1,600,000 shares):
  Basic earnings                                                      $     0.49   $     0.48
  Dividends                                                                 0.21         0.20





See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)

                                                                 3/31/98          12/31/97
ASSETS
                                                              -------------    -------------
Cash and cash equivalents:
  Non-interest bearing                                        $   6,056,527    $   6,584,697
  Interest bearing                                                   35,545           21,610
  Federal funds sold                                             10,000,000        2,800,000
                                                              -------------    -------------
    Total cash and cash equivalents                              16,092,072        9,406,307

Securities available for sale, at fair value                     55,042,055       54,358,068

Investment securities (approximate fair value at 3/31/98-
  $28,285,347; at 12/31/97 - $33,790,044)                        27,562,108       33,047,379

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                           907,000          884,300

Loans                                                           131,735,949      128,551,564
   Unearned income                                               (9,508,262)      (9,413,555)
   Allowance for loan losses                                     (1,528,352)      (1,491,736)
                                                              -------------    -------------
           Net loans                                            120,699,335      117,646,273

Premises and equipment                                            2,530,013        2,507,529
Accrued interest receivable                                       1,558,337        1,412,434
Other assets                                                      3,287,303        3,062,215
                                                              -------------    -------------
       Total assets                                           $ 227,678,223    $ 222,324,505
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non interest bearing)                              $  17,973,513    $  21,391,440
   Regular savings, N.O.W. and money market accounts             71,168,505       81,980,001
   Certificates and time deposits of $100,000 or more            38,985,552       25,502,435
   Other time deposits                                           60,431,703       58,780,640
                                                              -------------    -------------
     Total deposits                                             188,559,273      187,654,516

Securities sold under agreements to repurchase                    8,057,589        4,322,267
Other liabilities                                                   954,628          668,986
                                                              -------------    -------------
       Total liabilities                                        197,571,490      192,645,769

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  1,600,000 shares issued and outstanding in 1998 and 1997        4,000,000        4,000,000
Surplus                                                           4,000,000        4,000,000
Undivided profits                                                21,736,126       21,286,487
Accumulated comprehensive income (net of tax effect)                370,607          392,249
                                                              -------------    -------------
       Total stockholders' equity                                30,106,733       29,678,736
                                                              -------------    -------------
       Total liabilities and stockholders' equity             $ 227,678,223    $ 222,324,505
                                                              =============    =============

See accompanying notes to consolidated interim financial statements





                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                            3 MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        1998            1997
                                                                                    ------------    ------------
Cash flows from operating activities:
     Net income                                                                     $    785,639    $    775,168
Adjustments to reconcile net income to cash and cash
   equivalents provided by operating activities:
     Increase in interest receivable                                                    (145,903)       (210,883)
     (Increase) decrease in other assets                                                (181,644)        160,948
     Increase in other liabilities                                                       285,642          99,625
     Deferred income tax (benefit) expense                                               (29,052)            153
     Depreciation                                                                         69,194          80,680
     Amortization of premiums/discounts on securities, net                                38,730          41,608
     Provision for loan losses                                                            60,000          60,000
                                                                                    ------------    ------------
     Total adjustments                                                                    96,967         232,131
                                                                                    ------------    ------------
       Net cash provided by operating activities                                         882,606       1,007,299
                                                                                    ------------    ------------

  Cash flows from investing activities:
     Purchase of investment securities                                                         0      (1,040,214)
     Purchase of securities available for sale                                        (6,703,915)     (4,013,037)
     Purchase of FRB and FHLB stock                                                      (22,700)        (49,500)
     Proceeds from matured investment securities                                       5,480,713       1,005,477
     Proceeds from matured securities available for sale                               5,949,722       3,977,852
     Net increase in loans                                                            (3,113,062)     (5,224,539)
     Capital expenditures, net                                                           (91,678)        (28,131)
                                                                                    ------------    ------------
       Net cash provided (used) by investing activities                                1,499,080      (5,372,092)
                                                                                    ------------    ------------

  Cash flows from financing activities:
     Net increase in deposits                                                            904,757       1,380,096
     Increase in securities sold under agreement to repurchase                         3,735,322          70,114
     Payment of dividends                                                               (336,000)       (320,000)
                                                                                    ------------    ------------
       Net cash provided  by financing activities                                      4,304,079       1,130,210
                                                                                    ------------    ------------

  Net increase (decrease) in cash and cash equivalents                                 6,685,765      (3,234,583)
  Cash and cash equivalents beginning of period                                        9,406,307      16,361,973
                                                                                    ------------    ------------

  Cash and cash equivalents end of period                                           $ 16,092,072    $ 13,127,390
                                                                                    ============    ============

  Supplemental disclosures of cash flow information: Cash paid during the period:
      Interest                                                                      $  1,686,650    $  1,781,943
      Income taxes                                                                       145,000          73,125
  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                    0         124,200
    Change in net unrealized gain/(loss) on securities available for sale (net of
     deferred tax changes of $14,393 at 3/31/98 and $144,026 at 3/31/97)                 (21,642)       (214,837)

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1998 and December 31, 1997, and the results of operations and the changes in cash flows for the three months ended March 31, 1998 and 1997. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1997 Annual Report and Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS
   On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended March 31, 1998 and 1997 was $763,997 and $560,331, respectively.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for consolidated financial statements for fiscal periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company does not believe the adoption of this statement will have a material effect on its consolidated financial statements as of and for the year ending December 31, 1998.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" in February 1998. This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for the Company in 1998 and will not impact the Company's consolidated financial position or results of operations.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                             CNB BANCORP, INC.



      April 27, 1998                         By /s/ William N. Smith
---------------------------                  --------------------------------
           Date                              William N. Smith
                                             Chairman of the Board, President
                                             and Chief Executive Officer




      April 27, 1998                         By /s/ George A. Morgan
---------------------------                  --------------------------------
           Date                              George A. Morgan
                                             Vice President and Secretary
                                             (Principal Financial Officer)

                              CNB BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW:

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 1998. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.


Capital Resources:

   Stockholder's equity to total assets decreased slightly during the first three months of 1998 from 13.3% at December 31, 1997 to 13.2% at March 31, 1998. The subsidiary Bank has experienced loan growth of approximately $3.1 million during the first three months of 1997. This growth in loans was funded primarily by a reduction in the investment securities.

   As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1997 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.


                                                                                                         Regulatory
                                                                               03/31/98     12/31/97     Guidelines
   Tier 1 risk based capital to net risk weighted assets                       23.5%        24.0%        4.0%
   Total risk based capital to net risk weighted assets                        24.7         25.3         8.0

   Leverage ratio (Tier 1/adjusted total assets)                               13.2         13.4         3.0


   No significant events have occurred during the first three months of 1998 to materially impact the Companys' capital.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the first quarter of 1998 increased $209,307 or 5.4% from the corresponding period of 1997, while total interest expense increased $175,852 or 10.6% from the corresponding period of 1997. Net interest income increased $33,455 or 1.5% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $1.4 million as compared to the corresponding period of 1997. The provision for loan losses was unchanged at $60,000 as compared to the prior year period. Net charge-offs decreased $46,401 to $23,383 from the prior year period, a decrease of 66.5%. The allowance for loan losses as a percent of loans outstanding was unchanged at March 31, 1998 at 1.25% as compared to December 31, 1997. Non-interest income increased $17,666 or 8.8% from the corresponding period of 1997. This increase was primarily due to increases in fiduciary income and cash surrender values of life insurance partially offset by a reduction in service charges on deposit accounts. Non-interest expense increased $42,859 or 3.4% from the corresponding period of 1997 due primarily to higher salaries and employee benefits and higher external data processing expenses. The higher staff expenses were due primarily to normal salary adjustments. Increases in external data processing expenses were primarily due to conversion costs related to the year 2000. Net income increased $10,471 or 1.4% as compared to the same period of 1997. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

Status of year 2000 project:

     A committee, led by senior management, has been formed to evaluate and solve the year 2000 computer date problem for CNB Bancorp, Inc. and our subsidiary Bank, City National Bank and Trust Company. The committee has contacted all of the Company's vendors to request information on the status of their year 2000 compliance project. Responses have been received from the vast majority of vendors. The vendors have been placed in one of two categories: compliant or non-compliant. Those vendors who are not compliant are being tracked by the project coordinator and are being contacted at least quarterly to request an update on the project status. Those vendors who have not responded to the Company's inquiries are being contacted more frequently in an effort to obtain a response.

     The committee is now in the process of formulating a testing plan which will involve contacting all vendors again. The committee will request information about the vendors' internal testing methods and results and will request instructions for performing independent tests. The Company anticipates completion of the testing plan and all vendors to be contacted regarding testing no later than June 30, 1998. A goal of December 31, 1998 has been set by the Company to complete independent tests and proxy tests for vendors other than its data processor and those vendors who need to test with the data processor. The type of testing performed will depend on the service/product provided by the vendor.

     The Company is working closely with ALLTEL Information Services, Inc., its data processing provider, regarding year 2000 compliance. On January 26, 1998 the subsidiary Bank entered into a new contract with ALLTEL to provide for data processing on its HORIZON Banking System. There is a provision in the contract that mandates the system be year 2000 compliant and the compliant version installed on or before December 31, 1998. The subsidiary Bank will be performing future testing with HORIZON during the first quarter of 1999. The subsidiary Bank's vendors will also be able to perform testing with HORIZON during this testing period.

     The committee will continue its efforts toward year 2000 compliance with a goal of June 30, 1999 for completion of all testing and implementation of compliant systems. The Company believes the costs of the year 2000 compliance will not have a material impact on its consolidated financial condition or results of operations.

                              CNB BANCORP, INC.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK:

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The subsidiary Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the subsidiary Bank manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the subsidiary Bank's financial condition and results of operation. The subsidiary Bank does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

     The subsidiary Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The committee, comprised of senior management, has developed policies to measure, manage and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the subsidiary Bank's assets and liabilities. For example, the subsidiary Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

     In managing exposure, the subsidiary Bank uses interest rate sensitivity models that measure both net gap exposure and earnings at risk. The ALCO monitors the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. The committee utilizes a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates of 200 basis point shock over a twelve month period. The model is based on the actual maturity and repricing characteristics of interest rate assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities.

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of March 31, 1998, assuming an increase or decrease of 200 basis points in interest rates.



     Change in          Estimated Net           Change in
     Interest Rate      Interest Margin         Net Interest
     (basis points)     ($000 omitted)          Margin


     +200               9,203                    2.1%
     +100               9,278                    2.9
        0               9,016                    0.0
     -100               8,692                   (3.6)
     -200               8,407                   (6.8)


     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At March 31, 1998 the Company had a positive one year cumulative gap position.

     The cumulative gap analysis is merely a snapshot at a particular date and does not fully reflect that certain assets and liabilities may have similar repricing periods but may in fact reprice at different times within that period and at differing rate levels. Management, therefore, uses the interest rate sensitivity gap only as a general indicator of the potential effects of interest rate changes on net interest income. Management believes that the gap analysis is a useful tool only when used in conjunction with its simulation model and other tools for analyzing and managing interest rate risk.

     As of March 31, 1998 the subsidiary Bank was in an assets sensitive position which means that more assets are scheduled to mature or reprice within the next year than liabilities. The cumulative interest rate sensitivity gap as of March 31, 1998 was 1.55% of total assets.