Form 10-Q
period 1998-06-30
CNB BANCORP INC /NY/
filed 1998-08-11
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended June 30, 1998    Commission File Number: 0-17501


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

                                          Number of Shares Outstanding
Class of Common Stock                          as of July 27, 1998
   $2.50 par value                                  1,600,000

                       CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                       Page No.
 PART I    FINANCIAL INFORMATION
  Item 1   Consolidated interim financial statements (unaudited):

           Consolidated statements of income for the three months
           ending,June 30, 1998 and 1997 and the six months ending
           June 30, 1998 and 1997                                         1

           Consolidated statements of financial condition as of
           June 30, 1998 and December 31, 1997                            2

           Consolidated statements of cash flows for the six months
           ending June 30, 1998 and 1997                                  3

           Notes to consolidated financial statements                     4

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

  Item 4   Submission of matters to a vote of security holders - none

  Item 5   Other information - none

  Item 6   (a) Exhibits - not applicable
           (b) Reports on Form 8-K - none

                                                         CNB BANCORP, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (UNAUDITED)



                                                           3 MONTHS ENDED                              6 MONTHS ENDED
                                                               JUNE 30,                                    JUNE 30,
INTEREST AND DIVIDEND INCOME                         1998                  1997                  1998                 1997
                                              -------------------   -------------------   -------------------  --------------------
  Interest and fees on loans                       $2,707,350            $2,506,667            $5,368,214            $4,948,221
  Interest on federal funds sold                      170,630                72,594               254,380               119,608
  Interest on balances due from depository
     institutions                                       2,677                   202                 7,635                   627
  Interest on securities available for sale           884,198               874,583             1,710,327             1,751,475
  Interest on investment securities                   406,361               498,723               898,802               994,058
  Dividends on FRB and FHLB stock                      15,988                13,640                31,570                26,837
                                              -------------------   -------------------   -------------------  --------------------
Total interest and dividend income                  4,187,204             3,966,409             8,270,928             7,840,826

INTEREST EXPENSE
Interest on deposits:
  Certificates and time deposits of $100,000
     or more                                          581,657               529,129             1,059,075               931,140
  Regular savings, N.O.W. and money market
     accounts                                         440,162               472,166               902,211               978,692
  Other time deposits                                 832,407               765,195             1,640,940             1,508,835
  Interest on securities sold under
     agreements to repurchase                         131,275                 1,686               212,899                 2,633
  Interest on other borrowed money                        160                   532                   226                 1,246
                                              -------------------   -------------------   -------------------  --------------------
  Total interest expense                            1,985,661             1,768,708             3,815,351             3,422,546
NET INTEREST INCOME                                 2,201,543             2,197,701             4,455,577             4,418,280
  Provision for loan losses                            60,000                45,000               120,000               105,000
                                              -------------------   -------------------   -------------------  --------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   2,141,543             2,152,701             4,335,577             4,313,280

OTHER INCOME
  Income from fiduciary activities                     37,619                31,535                73,918                60,146
  Service charges on deposit accounts                  83,090                84,476               156,867               173,745
  Other income                                        115,801                65,825               224,769               149,323
                                              -------------------   -------------------   -------------------  --------------------
  Total other income                                  236,510               181,836               455,554               383,214

OTHER EXPENSES
  Salaries and employee benefits                      643,920               624,716             1,301,691             1,265,499
  Occupancy expense, net                               76,478                77,285               158,691               162,278
  Furniture and equipment expense                      76,888                78,598               158,445               160,450
  External data processing expense                    161,043               126,520               300,350               226,368
  Other expenses                                      309,967               338,684               646,636               685,866
                                              -------------------   -------------------   -------------------  --------------------
  Total other expenses                              1,268,296             1,245,803             2,565,813             2,500,461
                                              -------------------   -------------------   -------------------  --------------------
INCOME BEFORE INCOME TAXES                          1,109,757             1,088,734             2,225,318             2,196,033
  Applicable income taxes                             325,317               325,500               655,239               657,631
                                              -------------------   -------------------   -------------------  --------------------
NET INCOME                                         $  784,440            $  763,234            $1,570,079            $1,538,402
                                              ===================   ===================   ===================  ====================

  Basic earnings and dividends per common
  share(1,600,000 shares):
  Basic earnings                                   $     0.49            $     0.48            $     0.98            $     0.96
  Dividends                                              0.21                  0.20                  0.42                  0.40

  See accompanying notes to consolidated interim financial statements


                                                                CNB BANCORP, INC.
                                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                  (UNAUDITED)

ASSETS                                                                                 6/30/98                      12/31/97
                                                                               ----------------------        ----------------------
Cash and cash equivalents:
  Non-interest bearing                                                              $  5,282,581                  $  6,584,697
  Interest bearing                                                                         8,921                        21,610
  Federal funds sold                                                                  13,000,000                     2,800,000
                                                                               ----------------------        ----------------------
    Total cash and cash equivalents                                                   18,291,502                     9,406,307

Securities available for sale, at fair value                                          63,657,475                    54,358,068

Investment securities (approximate fair value at 6/30/98-
  $24,468,113; at 12/31/97 - $33,790,044)                                             23,774,239                    33,047,379

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,                                 907,000                       884,300
  at cost
Loans                                                                                133,411,127                   128,551,564
   Unearned income                                                                    (9,868,878)                   (9,413,555)
   Allowance for loan losses                                                          (1,547,483)                   (1,491,736)
                                                                               ----------------------        ----------------------
           Net loans                                                                 121,994,766                   117,646,273

Premises and equipment                                                                 2,612,050                     2,507,529
Accrued interest receivable                                                            1,396,746                     1,412,434
Other assets                                                                           3,416,473                     3,062,215
                                                                               ----------------------        ----------------------
       Total assets                                                                 $236,050,251                  $222,324,505
                                                                               ======================        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non interest bearing)                                                    $ 18,637,171                  $ 21,391,440
   Regular savings, N.O.W. and money market accounts                                  70,992,659                    81,980,001
   Certificates and time deposits of $100,000 or more                                 40,037,480                    25,502,435
   Other time deposits                                                                63,132,843                    58,780,640
                                                                               ----------------------        ----------------------
     Total deposits                                                                  192,800,153                   187,654,516

Securities sold under agreements to repurchase                                        11,916,792                     4,322,267
Other liabilities                                                                        753,939                       668,986
                                                                               ----------------------        ----------------------
       Total liabilities                                                             205,470,884                   192,645,769

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  1,600,000 shares issued and outstanding in 1998 and 1997                             4,000,000                     4,000,000
Surplus                                                                                4,000,000                     4,000,000
Undivided profits                                                                     22,184,566                    21,286,487
Accumulated comprehensive income (net of tax effect)                                     394,801                       392,249
                                                                               ----------------------        ----------------------
       Total stockholders' equity                                                     30,579,367                    29,678,736
                                                                               ----------------------        ----------------------
       Total liabilities and stockholders' equity                                   $236,050,251                  $222,324,505
                                                                               ======================        ======================

See accompanying notes to consolidated interim financial statements


                                                          CNB BANCORP, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                                  6 MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                        1998                          1997
                                                                               ----------------------        ----------------------
Cash flows from operating activities:
     Net income                                                                          $ 1,570,079                   $ 1,538,402
Adjustments to reconcile net income to cash and cash
   equivalents provided by operating activities:
     Decrease in interest receivable                                                          15,688                        38,549
     (Increase) decrease in other assets                                                    (369,348)                      110,471
     Increase in other liabilities                                                            84,953                        45,562
     Deferred income tax expense                                                              16,446                        42,664
     Depreciation                                                                            139,222                       158,209
     Amortization of premiums/discounts on securities, net                                   106,595                        65,268
     Provision for loan losses                                                               120,000                       105,000
                                                                               ----------------------        ----------------------
     Total adjustments                                                                       113,556                       565,723
                                                                               ----------------------        ----------------------
       Net cash provided by operating activities                                           1,683,635                     2,104,125
                                                                               ----------------------        ----------------------

  Cash flows from investing activities:
     Purchase of investment securities                                                      (261,330)                   (2,032,841)
     Purchase of securities available for sale                                           (22,853,086)                   (6,273,905)
     Purchase of FRB and FHLB stock                                                          (22,700)                      (49,500)
     Proceeds from matured investment securities                                           9,516,515                     3,466,172
     Proceeds from matured securities available for sale                                  13,469,288                     9,414,852
     Net increase in loans                                                                (4,471,546)                   (5,465,006)
     Capital expenditures, net                                                              (243,743)                      (29,846)
                                                                               ----------------------        ----------------------
       Net cash used by investing activities                                              (4,866,602)                     (970,074)
                                                                               ----------------------        ----------------------

  Cash flows from financing activities:
     Net increase (decrease) in deposits                                                   5,145,637                      (682,926)
     Increase in securities sold under agreement to repurchase                             7,594,525                        53,573
     Payment of dividends                                                                   (672,000)                     (640,000)
                                                                               ----------------------        ----------------------
       Net cash provided  (used) by financing activities                                  12,068,162                    (1,269,353)
                                                                               ----------------------        ----------------------

  Net increase (decrease) in cash and cash equivalents                                     8,885,195                      (135,302)
  Cash and cash equivalents beginning of period                                            9,406,307                    16,361,973
                                                                               ----------------------        ----------------------

  Cash and cash equivalents end of period                                                $18,291,502                   $16,226,671
                                                                               ======================        ======================

  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                           $ 3,667,633                   $ 3,471,752
      Income taxes                                                                           767,295                       659,500
  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                    3,053                       124,200
    Change in net unrealized gain/(loss) on securities available for sale (net of
     deferred tax changes of $1,696 at 6/30/98 and $19,874 at 6/30/97)                         2,552                        31,628

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997 and the changes in cash flows for the six months ended June 30, 1998 and 1997. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1997 Annual Report and Form 10-K.


2. NEW ACCOUNTING PRONOUNCEMENTS
   On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended June 30, 1998 and 1997 was $808,634 and $1,009,699, respectively. Comprehensive income for the six month periods ended June 30, 1998 and 1997 was $1,572,631 and $1,570,030, respectively.

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for consolidated financial statements for fiscal periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company does not believe the adoption of this Statement will have a material effect on its consolidated financial statements as of and for the year ending December 31, 1998.

   The FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" in February 1998. This Statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The Statement is effective for the Company in 1998 and will not impact the Company's consolidated financial position or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                               CNB BANCORP, INC.



      July 27, 1998                            By /s/ William N. Smith
---------------------------                    --------------------------------
           Date                                William N. Smith
                                               Chairman of the Board, President
                                               and Chief Executive Officer




      July 27, 1998                            By /s/ George A. Morgan
---------------------------                    --------------------------------
           Date                                George A. Morgan
                                               Vice President and Secretary
                                               (Principal Financial Officer)

                              CNB BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW:

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 1998. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.


Capital Resources:

   Stockholder's equity to total assets decreased slightly during the first six months of 1998 from 13.3% at December 31, 1997 to 13.0% at June 30, 1998. The subsidiary Bank has experienced loan growth of approximately $4.5 million during the first six months of 1998. This growth in loans was funded primarily by an increase in deposits during this period.

   As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1997 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.


                                                                    Regulatory
                                               06/30/98   12/31/97  Guidelines
   Tier 1 risk based capital to net risk
       weighted assets                             23.3%      24.0%        4.0%
   Total risk based capital to net risk
       weighted assets                             24.5       25.3         8.0

   Leverage ratio (Tier 1/adjusted total
       assets)                                     12.9       13.4         3.0

   No significant events have occurred during the first six months of 1998 to materially impact the Companys' capital.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the second quarter of 1998 increased $220,795 or 5.6% from the corresponding period of 1997, while total interest expense increased $216,953 or 12.3% from the corresponding period of 1997. Net interest income increased $3,842 or 0.2% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $1.4 million as compared to the corresponding period of 1997. This was partially offset by a decline in the net interest margin from 4.63% in 1997 to 4.32% in 1998. The provision for loan losses was up $15,000 or 33.3% from the prior year period. Net charge-offs increased $18,019 to $40,869 from the prior year period, an increase of 78.9%. The allowance for loan losses as a percent of loans outstanding was unchanged at June 30, 1998 at 1.25% as compared to December 31, 1997. Non-interest income increased $54,674 or 30.1% from the corresponding period of 1997. This increase was primarily due to increases in fiduciary income and cash surrender values of life insurance partially offset by a reduction in service charges on deposit accounts. Non-interest expense increased $22,493 or 1.8% from the corresponding period of 1997 due primarily to higher salaries and employee benefits and higher external data processing expenses. The higher staff expenses were due primarily to normal salary adjustments. Increases in external data processing expenses were primarily due to conversion costs related to the year 2000. Net income increased $21,206 or 2.8% as compared to the same period of 1997. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first six months of 1998 increased $430,102 or 5.5% from the corresponding period of

1997, while total interest expense increased $392,805 or 11.5% from the corresponding period of 1997. Net interest income increased $37,297 or 0.8% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $1.4 million as compared to the corresponding period of 1997. This was partially offset by a decline in the net interest margin from 4.69% in 1997 to 4.46% in 1998. The provision for loan losses was up $15,000 or 14.3% from the prior year period. Net charge-offs decreased $28,382 to $64,253 from the prior year period, a decrease of 30.6%. The allowance for loan losses as a percent of loans outstanding was unchanged at June 30, 1998 at 1.25% as compared to December 31, 1997. Non-interest income increased $72,340 or 18.9% from the corresponding period of 1997. This increase was primarily due to increases in fiduciary income and cash surrender values of life insurance partially offset by a reduction in service charges on deposit accounts. Non-interest expense increased $65,352 or 2.6% from the corresponding period of 1997 due primarily to higher salaries and employee benefits and higher external data processing expenses. The higher staff expenses were due primarily to normal salary adjustments. Increases in external data processing expenses were primarily due to conversion costs related to the year 2000. Net income increased $31,677 or 2.1% as compared to the same period of 1997. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

Status of year 2000 project:

     The year 2000 committee of City National Bank and Trust Company, subsidiary Bank of CNB Bancorp, Inc., continues to meet on a regular basis to address the year 2000 compliance project. Several members of senior management sit on the committee and steer the Bank's efforts toward year 2000 compliance. Those members of senior management not on the committee are given project updates at monthly officers meetings. The Board of Directors is also updated on a monthly basis.

     The project coordinator continues to monitor the daily activity of the project for the Bank. Non-compliant vendors are still being contacted for project progress reports. Communication with compliant vendors to develop testing plans is also ongoing. A goal of December 31, 1998 remains intact to complete independent tests and proxy tests for vendors other than ALLTEL Information Services, Inc., the Bank's data processor, and those vendors who need to test with ALLTEL.

     As ALLTEL tests and certifies applications as year 2000 compliant, the test scripts are being forwarded to the Bank. All applications are expected to be compliant and installed by year end 1998. The Bank will be performing future date testing with ALLTEL during the first quarter of 1999. The Bank's vendors will be able to perform tests with ALLTEL during this time also.

     Contingency planning has been discussed in detail by the committee. These plans are currently being finalized.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of June 30, 1998, assuming an increase or decrease of 200 basis points in interest rates.

                    Change in         Estimated Net          Change in
                  Interest Rate      Interest Margin        Net Interest
                  (basis points)      ($000 omitted)           Margin
                        +200                9,241                 3.8%
                        +100                9,012                 1.3
                           0                8,899                 0.0
                        -100                8,512                (4.3)
                        -200                8,229                (7.5)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At June 30, 1998 the Company had a negative one year cumulative gap position.

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

     As of June 30, 1998 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 1998 was 2.12% of total assets.