Form 10-Q
period 1998-09-30
CNB BANCORP INC /NY/
filed 1998-11-13
CIK 839928

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended September 30, 1998    Commission File Number: 0-17501



                                 CNB BANCORP, INC.
                 (Exact Name of Registrant as Specified in its Charter)

              New York                             14-1709485
    (State or other jurisdiction of    (IRS Employer Identification Number)
    incorporation or organization)

       10-24 North Main Street, P.O. Box 873, Gloversville, New York, 12078
       Address of principal executive offices)                   (Zip Code)

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

                                             Number of Shares Outstanding
Class of Common Stock                           as of October 27, 1998
   $2.50 par value                                1,600,000

                        CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                      Page No.
PART I  FINANCIAL INFORMATION
Item 1  Consolidated interim financial statements (unaudited):

        Consolidated statements of income for the three months ending September 30, 1998 and 1997 and the nine months ending
        September 30, 1998 and 1997                                       1

        Consolidated statements of financial condition as of September
        30, 1998 and December 31, 1997                                    2

        Consolidated statements of cash flows for the nine months ending
        September 30, 1998 and 1997                                       3

        Notes to consolidated financial statements                        4

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

Item 4  Submission of matters to a vote of security holders

Item 5  Other information - none

Item 6  (a) Exhibits - not applicable
        (b) Reports on Form 8-K - none


                                                           CNB BANCORP, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                               (UNAUDITED)

                                                                    3 MONTHS ENDED              9 MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                  1998          1997          1998          1997
                                                               -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                   $ 2,642,888   $ 2,496,175   $ 8,011,102   $ 7,444,396
  Interest on federal funds sold                                   205,642       116,987       460,022       236,595
  Interest on balances due from depository institutions              3,521           333        11,156           960
  Interest on securities available for sale                      1,035,660       803,486     2,745,987     2,554,961
  Interest on investment securities                                358,055       499,549     1,256,857     1,493,607
  Dividends on FRB and FHLB stock                                   15,621        14,562        47,191        41,399
                                                               -----------   -----------   -----------   -----------
    Total interest and dividend income                           4,261,387     3,931,092    12,532,315    11,771,918

INTEREST EXPENSE
  Interest on deposits:
   Certificates and time deposits of $100,000 or more              579,917       469,114     1,638,992     1,400,254
    Regular savings, N.O.W. and money market accounts              452,600       476,845     1,354,811     1,455,537
    Other time deposits                                            862,677       786,750     2,503,617     2,295,585
  Interest on securities sold under
    agreements to repurchase                                       165,156           687       378,055         3,320
  Interest on other borrowed money                                       0             0           226         1,246
                                                               -----------   -----------   -----------   -----------
    Total interest expense                                       2,060,350     1,733,396     5,875,701     5,155,942
NET INTEREST INCOME                                              2,201,037     2,197,696     6,656,614     6,615,976
  Provision for loan losses                                         60,000        45,000       180,000       150,000
                                                               -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               2,141,037     2,152,696     6,476,614     6,465,976

OTHER INCOME
  Income from fiduciary activities                                  37,218        32,455       111,136        92,601
  Service charges on deposit accounts                               85,493        83,085       242,360       256,830
  Other income                                                     175,776       101,785       400,545       251,108
                                                               -----------   -----------   -----------   -----------
    Total other income                                             298,487       217,325       754,041       600,539

OTHER EXPENSES
  Salaries and employee benefits                                   673,807       634,540     1,975,498     1,900,039
  Occupancy expense, net                                            73,124        75,022       231,815       237,300
  Furniture and equipment expense                                   71,579        78,900       230,024       239,350
  External data processing expense                                 209,401       124,988       509,751       351,356
  Other expenses                                                   290,838       298,281       937,474       984,147
                                                               -----------   -----------   -----------   -----------
    Total other expenses                                         1,318,749     1,211,731     3,884,562     3,712,192
                                                               -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                       1,120,775     1,158,290     3,346,093     3,354,323
  Applicable income taxes                                          331,873       355,421       987,112     1,013,052
                                                               -----------   -----------   -----------   -----------
NET INCOME                                                     $   788,902   $   802,869   $ 2,358,981   $ 2,341,271
                                                               ===========   ===========   ===========   ===========

  Basic earnings and dividends per common share
    (1,600,000 shares):
      Basic earnings                                           $      0.49   $      0.50   $      1.47   $      1.46
      Dividends                                                       0.21          0.20          0.63          0.60





See accompanying notes to consolidated interim financial statements



                                                         CNB BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                           (UNAUDITED)
                                                                                  9/30/98         12/31/97
                                                                              -------------    -------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                        $   6,815,735    $   6,584,697
  Interest bearing                                                                   52,958           21,610
  Federal funds sold                                                             10,000,000        2,800,000
                                                                              -------------    -------------
    Total cash and cash equivalents                                              16,868,693        9,406,307

Securities available for sale, at fair value                                     76,134,494       54,358,068

Investment securities (approximate fair value at 9/30/98-
  $22,557,311; at 12/31/97 - $33,790,044)                                        21,736,671       33,047,379

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                           907,000          884,300

Loans                                                                           129,821,075      128,551,564
  Unearned income                                                               (10,209,357)      (9,413,555)
  Allowance for loan losses                                                      (1,565,655)      (1,491,736)
                                                                              -------------    -------------
    Net loans                                                                   118,046,063      117,646,273

Premises and equipment                                                            2,643,113        2,507,529
Accrued interest receivable                                                       1,593,889        1,412,434
Other assets                                                                      3,436,423        3,062,215
                                                                              -------------    -------------
    Total assets                                                              $ 241,366,346    $ 222,324,505
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non interest bearing)                                               $  20,072,914    $  21,391,440
  Regular savings, N.O.W. and money market accounts                              70,394,744       81,980,001
  Certificates and time deposits of $100,000 or more                             42,676,686       25,502,435
  Other time deposits                                                            63,154,931       58,780,640
                                                                              -------------    -------------
    Total deposits                                                              196,299,275      187,654,516

Securities sold under agreements to repurchase                                   12,453,776        4,322,267
Other liabilities                                                                 1,221,730          668,986
                                                                              -------------    -------------
    Total liabilities                                                           209,974,781      192,645,769

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  1,600,000 shares issued and outstanding in 1998 and 1997                        4,000,000        4,000,000
Surplus                                                                           4,000,000        4,000,000
Undivided profits                                                                22,637,468       21,286,487
Accumulated comprehensive income (net of tax effect)                                754,097          392,249
                                                                              -------------    -------------
    Total stockholders' equity                                                   31,391,565       29,678,736
                                                                              -------------    -------------
    Total liabilities and stockholders' equity                                $ 241,366,346    $ 222,324,505
                                                                              =============    =============

See accompanying notes to consolidated interim financial statements



                                                         CNB BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                       9 MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1998            1997
                                                                                ------------    ------------
Cash flows from operating activities:
      Net income                                                                $  2,358,981    $  2,341,271
Adjustments to reconcile net income to cash and cash
  equivalents provided by operating activities:
    Increase in interest receivable                                                 (181,455)       (169,165)
    (Increase) decrease in other assets                                             (337,575)         36,441
    Increase in other liabilities                                                    311,548          66,127
    Deferred income tax expense                                                          566          77,229
    Depreciation                                                                     206,652         227,367
    Amortization of premiums/discounts on securities, net                            160,461          95,806
    Provision for loan losses                                                        180,000         150,000
                                                                                ------------    ------------
    Total adjustments                                                                340,197         483,805
                                                                                ------------    ------------
      Net cash provided by operating activities                                    2,699,178       2,825,076
                                                                                ------------    ------------
Cash flows from investing activities:
  Purchase of investment securities                                               (1,142,052)     (5,700,811)
  Purchase of securities available for sale                                      (41,674,096)     (7,487,111)
  Purchase of FRB and FHLB stock                                                     (22,700)        (49,500)
  Proceeds from matured investment securities                                     12,425,589       4,390,834
  Proceeds from matured securities available for sale                             20,366,858      13,655,138
  Net increase in loans                                                             (616,423)     (6,674,168)
  Capital expenditures, net                                                         (342,236)        (55,295)
                                                                                ------------    ------------
      Net cash used by investing activities                                      (11,005,060)     (1,920,913)
                                                                                ------------    ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                              8,644,759      (4,059,768)
  Increase (decrease) in securities sold under agreement to repurchase             8,131,509            (593)
  Payment of dividends                                                            (1,008,000)       (960,000)
                                                                                ------------    ------------
      Net cash provided (used) by financing activities                            15,768,268      (5,020,361)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                               7,462,386      (4,116,198)
Cash and cash equivalents beginning of period                                      9,406,307      16,361,973
                                                                                ------------    ------------

Cash and cash equivalents end of period                                         $ 16,868,693    $ 12,245,775
                                                                                ============    ============

Supplemental disclosures of cash flow information:
 Cash paid during the period:
    Interest                                                                    $  5,664,031    $  5,263,987
    Income taxes                                                                     984,152         878,576
Supplemental schedule of noncash investing activities:
  Net reduction in loans resulting from the transfer to real estate owned             36,633         144,440
  Change in net unrealized gain/(loss) on securities available for sale (net of
    deferred tax changes of $240,630 at 9/30/98 and $87,497 at 9/30/97)              361,848         133,318

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and the changes in cash flows for the nine months ended September 30, 1998 and 1997. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1997 Annual Report and Form 10-K.


2. NEW ACCOUNTING PRONOUNCEMENTS
   On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended September 30, 1998 and 1997 was $1,148,198 and $904,559, respectively. Comprehensive income for the nine month periods ended September 30, 1998 and 1997 was $2,720,829 and $2,474,589, respectively.

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

                                               CNB BANCORP, INC.



     October 27, 1998                          By /s/ William N. Smith
    ------------------                         --------------------------------
           Date                                William N. Smith
                                               Chairman of the Board, President
                                               and Chief Executive Officer




     October 27, 1998                          By /s/ George A. Morgan
    ------------------                         --------------------------------
           Date                                George A. Morgan
                                               Vice President and Secretary
                                               (Principal Financial Officer)

                            CNB BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

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

   Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:
   * the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiary must comply, the cost of such compliance and the potentially material adverse effects if the Company or its banking subsidiary were not in substantial compliance either currently or in the future as applicable;
   * the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;
   * the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other banking organizations as well as non-bank providers of various financial services;
   * the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating to becoming year 2000 compliant;
   * the effect of unforeseen changes in interest rates;
   * the effects of changes in the business cycle and downturns in the local, regional or national economies.

   The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

   The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL REVIEW:

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 1998. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.


Capital Resources:

   Stockholder's equity to total assets decreased slightly during the first nine months of 1998 from 13.3% at December 31, 1997 to 13.0% at September 30, 1998. The subsidiary Bank has experienced loan growth of approximately $0.6 million during the first nine months of 1998. This growth in loans was funded primarily by an increase in deposits during this period. The remaining increase in deposits during this period was used to improve the Company's liquidity position as of September 30, 1998. The increase in securities sold under agreements to repurchase is offset by an increase in securities available for sale.

   As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1997 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.

                                                                     Regulatory
                                                09/30/98  12/31/97   Guidelines
  Tier 1 risk based capital to net
    risk weighted assets                          24.0%     24.0%        4.0%
  Total risk based capital to net
    risk weighted assets                          25.3      25.3         8.0

   Leverage ratio (Tier 1/adjusted total assets)  12.7      13.4         3.0

   No significant events have occurred during the first nine months of 1998 to materially impact the Companys' capital.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the third quarter of 1998 increased $330,295 or 8.4% from the corresponding period of 1997, while total interest expense increased $326,954 or 18.9% from the corresponding period of 1997. Net interest income increased $3,341 or 0.2% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $0.8 million as compared to the corresponding period of 1997. This was partially offset by a decline in the net interest margin from 4.65% in 1997 to 4.17% in 1998. The provision for loan losses was up $15,000 or 33.3% from the prior year period. Net charge-offs decreased $140,136 to $41,828 from the prior year period, a decrease of 77.0%. The allowance for loan losses as a percent of loans outstanding was 1.31% at September 30, 1998 as compared to 1.25% at December 31, 1997. Non-interest income increased $81,162 or 37.3% from the corresponding period of 1997. This increase was primarily due to increases in fiduciary income, cash surrender values of life insurance and increases in consumer loan life insurance dividends. Non-interest expense increased $107,018 or 8.8% from the corresponding period of 1997 due primarily to higher salaries and employee benefits and higher external data processing expenses. The higher staff expenses were due primarily to normal salary adjustments and overtime related to the conversion of computer equipment to prepare for the year 2000. Increases in external data processing expenses were primarily due to conversion costs related to the year 2000 and the outsourcing of our proof and transit department. Net income decreased $13,967 or 1.7% as compared to the same period of 1997. This decrease was due to the increase in other expenses more than offsetting the increase in other income and the increase in the net interest income.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first nine months of 1998 increased $760,397 or 6.5% from the corresponding period of 1997, while total interest expense increased $719,759 or 14.0% from the corresponding period of 1997. Net interest income increased $40,638 or 0.6% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $1.2 million as compared to the corresponding period of 1997. This was partially offset by a decline in the net interest margin from 4.68% in 1997 to 4.36% in 1998. The provision for loan losses was up $30,000 or 20.0% from the prior year period. Net charge-offs decreased $168,518 to $106,080 from the prior year period, a decrease of 61.4%. The allowance for loan losses as a percent of loans outstanding was 1.31% at September 30, 1998 as compared to 1.25% at December 31, 1997. Non-interest income increased $153,502 or 25.6% from the corresponding period of 1997. This increase was primarily due to increases in fiduciary income, cash surrender values of life insurance and increases in consumer loan life insurance dividends partially offset by a reduction in service charges on deposit accounts. Non-interest expense increased $172,370 or 4.6% from the corresponding period of 1997 due primarily to higher salaries and employee benefits and higher external data processing expenses. The higher staff expenses were due primarily to normal salary adjustments and overtime related to the conversion of computer equipment to prepare for the year 2000. Increases in external data processing expenses were primarily due to conversion costs related to the year 2000 and the outsourcing of our proof and transit department. Net income increased $17,710 or 0.8% as compared to the same period of 1997. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

STATUS OF YEAR 2000 PROJECT:

     City National Bank and Trust Company, subsidiary Bank of CNB Bancorp, Inc., continues its progression toward Year 2000 compliance. The following is an assessment of the project as of the date of this publication.

     City National Bank and Trust Company is completely reliant upon service providers and software purchased from vendors for its information technology ("IT") systems. ALLTEL Information Services, Inc. is the provider of the Bank's data processing system, HORIZON. The AS/400 on which the system resides is located in Albany, NY on the ALLTEL site. All other computer programs run by the Bank are software packages purchased from vendors and are run on PCs at the Bank.

     The non-IT systems include pieces of equipment purchased by the Bank. Examples of these systems include the following: heating systems, fax machines, mail machines and loan calculators.

     The Bank is in the validation and implementation phase of the Year 2000 project with its data processing provider ALLTEL Information Services, Inc. (HORIZON). ALLTEL Information Services, Inc. has successfully tested and installed compliant versions of approximately 80% of the HORIZON applications. The remaining 20% are currently being tested by ALLTEL and will be installed before December 31, 1998. The Bank will be performing testing of the HORIZON system during the week of February 22, 1999 through February 26, 1999. Material third party relationships with HORIZON will also be tested during this week.

     All of the vendors from whom software packages have been purchased have been contacted by the Bank. Some vendors have completed their renovation, testing and implementation and have sent the Bank an updated version, testing instructions and/or proxy testing documentation. Others are in earlier stages of the project, but have assured the Bank of project completion by December 31, 1998. The Bank has targetted December 31, 1998 for completion of all testing of vendor software other than HORIZON.

     The Bank has contacted the vendors from whom they have purchased all non-IT equipment to request an assessment of the potential impact of the Year 2000. To date, all responses received have indicated that the Year 2000 will have no impact on the systems. This response is consistent with the degree of technological advancement (or lack thereof) in the non-IT equipment the Bank has chosen to purchase.

     The Bank has many relationships with third party vendors with several relationships being material. The nature of these relationships is that of support. For instance, these vendors are relied upon for services such as electricity, telephone systems, item processing, ATM network processing, currency delivery and check printing. Most of these vendors, with the exception of the utilities, have assured the Bank of compliance by December 31, 1998. The Bank will require proxy testing documentation in some cases and independent testing in others. Those vendors who are directly involved with the data processor (i.e. item processing, ATM processing) will be involved in integrated testing with HORIZON in February of 1999.

     City National Bank and Trust Company, like all other companies, has incurred costs as a result of preparing for the Year 2000. The portion of the project which has required the most resources has been the data processing system. To date, the Bank has spent approximately $200,000 on the conversion to the HORIZON system. The Bank has spent a negligible amount in the other areas. The expected additional cost to finish the project is $50,000.

     At this point in time, the Bank is approaching a crossroads with many of its vendors. If compliance is not achieved by the designated date (usually December 31, 1998), or if independent testing done during thr fourth quarter of 1998 proves the system to be non-compliant, the Bank will implement the contingency plan to minimize risk. Any combination of vendors may fail to achieve compliance by their target date. It is also possible that those systems which have been certified as compliant may fail on January 1, 2000. A very large number of scenarios is possible. Currently, The Bank's Year 2000 committee is formulating a description of those scenarios which are most likely to occur. As it goes forward with its Business Resumption Contingency Planning, the plans to counter those failure scenarios and continue with operation of the Bank will be formulated. The formulation of these plans will be complete by November 30, 1998.

     The Year 2000 project will be intensely focused upon during the fourth quarter of 1998. The Bank's goal is to be significantly closer to compliance, as well as prepared for failure scenarios, at the end of the quarter.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of September 30, 1998, assuming an increase or decrease of 200 basis points in interest rates.

                Change in         Estimated Net         Change in
              Interest Rate      Interest Margin       Net Interest
              (basis points)      ($000 omitted)           Margin
                  +200                 9,046                1.2%
                  +100                 8.940                0.0
                     0                 8,936                0.0
                  -100                 8,671               (3.0)
                  -200                 8,488               (5.0)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At September 30, 1998 the Company had a negative one year cumulative gap position.

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

     As of September 30, 1998 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 1998 was 7.55% of total assets.

                              CNB BANCORP, INC.

PART II  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders

          At a special meeting of shareholders held on October 20, 1998 there were 1,256,807 voting shares present in person or by proxy, which represented 78.55% of the Company's outstanding shares of 1,600,000. A vote was taken on the following shareholder proposal:

          Proposal "Ratification of the adoption of the CNB Bancorp, Inc. Stock
           Option Plan"

                     Votes For                          1,161,878

                     Votes Against                         70,121

                     Abstain                               24,808

                     Non-Vote                                   0