Form 10-K
period 1998-12-31
CNB BANCORP INC /NY/
filed 1999-03-30
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission File Number 0-17501

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

Class of Common Stock        Number of Shares Outstanding as of March 1, 1999

  $2.50 Par Value                              1,600,000

     The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 1, 1998) held by non-affiliates was approximately $64,400,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 1998.
(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of stockholders.

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

The Bank is engaged in a general banking business with a range of banking and fiduciary services including checking, negotiable orders of withdrawal, savings and certificates of deposit; the Bank offers a wide range of loan products including commercial, real estate, and installment type lending. Overdraft banking lines of credit are also provided.

On January 25, 1999, CNB Bancorp, Inc. announced that it had entered into a definitive agreement of merger to acquire Adirondack Financial Service Bancorp, Inc., Gloversville, New York, parent company of Gloversville Federal Savings and Loan Association. Completion of the transaction is subject to approval by Adirondack's shareholders and regulatory authorities. The terms of the acquisition call for CNB Bancorp to pay $15 million in cash in the aggregate for all of the outstanding shares of Adirondack (subject to possible adjustment). The transaction will be accounted for as a purchase and is expected to close, upon shareholder and regulatory approval, in the second quarter of 1999.

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

Employees

The Bank employs approximately 64 persons on a full time basis. There are also 10 part time employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

A subsidiary bank (which the Bank is) of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interest of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

The Garn-St. Germain Depository Institutions Act of 1982 (the "1982 Act") removes certain restrictions on a bank's lending powers and liberalizes the depository capabilities. The 1982 Act also amends FIRA (see above) by eliminating the statutory limits on lending by a bank to its executive officers, directors, principal shareholders, or related interest thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions with regard to management interlocks and correspondent bank relationships involving management personnel.

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

Deposit Insurance Premiums

To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from 0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. During 1997 and 1998, BIF-assessable deposits were subject to an assessment schedule providing for as assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments during 1997 and 1998. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997 and 1998 BIF assessment schedule through June 30, 1999.

In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 1998, BIF insured banks paid a rate of 0.012% for purposes of funding FICO bond obligations, resulting in an assessment of $22,358 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.0122% on an annualized basis for the first quarter of 1999.

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

General

In addition to historical information, this Report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and its subsidiary Bank based on current management expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the subsidiary Bank's loan and securities portfolios, changes in accounting principles, polices or guidelines, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.

          STATISTICAL DISCLOSURE REQUIRED BY BANK HOLDING COMPANIES

The following are exhibits included herewith:

Exhibit No.      Exhibit

  I. A.B.        Distribution of Assets, Liabilities and Stockholders'
                   Equity; Interest Rates and Interest Differential

  I. C.          Rate Volume Analysis and Interest Rate Sensitivity Analysis

 II.             Securities Portfolio

III.             Loan Portfolio

 IV.             Summary of Loan Loss Experience

  V.             Deposits

 VI.             Return on Equity and Assets

I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                1998                          1997                         1996
                                   -----------------------------  --------------------------   ---------------------------
                                               Interest                       Interest                    Interest
(in thousands)                     Average     Earned/            Average     Earned/          Average    Earned/
                                   Balance     Paid<F2>   Rate    Balance     Paid<F2>  Rate   Balance    Paid<F2>    Rate
                                   --------    --------   ----    --------    -------   ----   --------   -------     ----
ASSETS
Interest Earning  Assets:
Securities<F1>:
  U.S Treasury & Government
    Agencies                       $ 68,002    $ 4,244    6.24%   $ 63,741    $ 4,094   6.42%  $ 63,217   $ 3,992     6.31%
  State & Political
    Subdivisions                     21,432      1,952    9.11      21,555      2,012   9.33     22,374     2,101     9.39
  Other                               1,589        113    7.11         877         55   6.27        755        47     6.23
                                   --------    -------            --------    -------          --------   -------
    Total Securities                 91,023      6,309    6.93      86,173      6,161   7.15     86,346     6,140     7.11

Interest Bearing Balances With
  Other Financial Institutions          206         15    7.28          59          3   5.08         60         3     5.19

Federal Funds Sold                   11,710        627    5.35       6,170        343   5.56      7,453       392     5.26

Loans:
  Loans, Less
    Unearned Income<F3>             121,252     10,598    8.74     112,785      9,990   8.86    105,814     9,541     9.02
                                   --------    -------            --------    -------          --------   -------
    Total Interest-Earning Assets   224,191    $17,549    7.83%    205,187    $16,497   8.04%   199,673   $16,076     8.05%
                                               =======                        =======                     =======

Cash and Due From Banks               6,328                          6,175                        6,184
Reserve for Loan Losses              (1,541)                        (1,558)                      (1,545)
Other Assets<F4>                      8,237                          5,757                        5,478
                                   --------                       --------                     --------
    Total Assets                   $237,215                       $215,561                     $209,790
                                   ========                       ========                     ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                $ 38,862    $ 1,048    2.70%   $ 40,834    $ 1,136   2.78%  $ 39,739   $ 1,189     2.99%
    NOW                              21,721        319    1.47      21,457        322   1.50     19,504       336     1.72
    Money Market Accounts            13,555        427    3.15      14,630        469   3.21     15,873       547     3.45
  Certificates of Deposit
    $100,000 or More                 39,792      2,213    5.56      33,311      1,887   5.66     35,530     1,961     5.52
  Other Time Interest-Bearing        61,420      3,340    5.44      57,324      3,095   5.40     53,743     2,881     5.36
                                   --------    -------            --------    -------          --------   -------
    Total Int.-Bearing Deposits     175,350      7,347    4.19     167,556      6,909   4.12    164,389     6,914     4.21

  Other Short-Term Borrowings
    & Repurchase Agreements          10,229        544    5.32         592         32   5.41        278        10     3.77
   Notes Payable - FHLB                 548         26    4.74           0          0   0.00          0         0     0.00
                                   --------    -------            --------    -------          --------   -------
    Total Interest-Bearing
      Liabilities                   186,127    $ 7,917    4.25%    168,148    $ 6,941   4.13%   164,667   $ 6,924     4.21%
                                               =======                        =======                     =======

Demand Deposits                      19,382                         17,900                       17,539

Other Liabilities                     1,037                            808                          704
                                   --------                       --------                     --------
    Total Liabilities               206,546                        186,856                      182,910

Stockholders' Equity                 30,669                         28,705                       26,880
                                   --------                       --------                     --------
    Total Liabilities and
      Stockholders' Equity         $237,215                       $215,561                     $209,790
                                   ========                       ========                     ========

<F1> Includes available for sale and investment securities, both at amortized cost, and FHLB and FRB stock.
<F2> Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 9.00% for
     1998 and 1997 and 9.225% for 1996.
<F3> For the purposes of this analysis, non-accruing loans have been included in average balances; in accordance with Company policy on non-accruing assets, income on such assets is not recorded unless received.
<F4> Other assets include all assets except those specifically identified above including the valuation adjustment related to the securities available for sale.

I. A.B. The following table represents the average yield on all interest-earning assets, the average effective rate paid on all interest-bearing liabilities; and the net yield on interest-earning assets for CNB Bancorp, Inc.
   (Cont'd)

                                         1998      1997       1996
                                       -------   -------    -------
Average yield on interest-
  earning assets*                        7.83%     8.04%      8.05%

Average effective rate paid
  on interest-bearing liabilities        4.25%     4.13%      4.21%

Spread between interest-earning
  assets and interest-bearing
  liabilities*                           3.58%     3.91%      3.84%

Net interest income* (in thousands)    $9,632    $9,556     $9,152

Net interest margin*                     4.30%     4.66%      4.58%

*On a fully taxable equivalent
 basis.

1. C. Rate Volume Analysis

      The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands)

                                      1998 Compared to 1997             1997 Compared to 1996
                                  Increase (decrease) due to:<F1>   Increase (decrease) due to:<F1>
                                   Volume      Rate      Total        Volume   Rate     Total
                                   --------    ------   -------       ------   ------   -----
Interest Earned on:<F2>
  Loans                             $  742     ($134)   $  608        $614     ($165)   $449
  Taxable Securities<F3>               358      (150)      208          36        74     110
  Non-Taxable Securities<F3>           (12)      (49)      (61)        (78)      (11)    (89)
  Federal Funds Sold                   296       (12)      284         (73)       25     (48)
  Interest-Bearing Balances
    with Banks                          11         2        13           0         0       0
                                    ------     -----    ------        ----     -----    ----
    Total                            1,395      (343)    1,052         499       (77)    422
                                    ------     -----    ------        ----     -----    ----

Interest Paid on:
  Deposits                             326       112       438         266      (270)     (4)
  Short-Term Borrowings & Repos        513        (1)      512          16         6      22
  Notes Payable - FHLB                  26         0        26           0         0       0
                                    ------     -----    ------        ----     -----    ----
    Total                              865       111       976         282      (264)     18
                                    ------     -----    ------        ----     -----    ----

Net Interest Differential<F2>       $  530     ($454)   $   76        $217      $187    $404
                                    ======     =====    ======        ====     =====    ====

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

1. C. Interest Rate Sensitivity Analysis

                                                   Maturity/Repricing Period at December 31, 1998
                                             ------------------------------------------------------------
                                                         After 3 Mo.   After One
                                              Within     But Within    But Within     After
(in thousands)                               3 Months     1 Year       Five Years   Five Years    Total
                                             --------    ----------    ----------   ----------   --------
Rate sensitive assets(RSA):
  Securities<F1>                             $19,951     $20,681       $38,956      $27,365      $106,953
  Loans, net of unearned discount             38,968      15,716        41,389       25,764       121,837
  Cash & Cash Equivalents                     13,942           0             0            0        13,942
                                             -------     -------       -------      -------      --------
Total rate sensitive assets                  $72,861     $36,397       $80,345      $53,129      $242,732
                                             =======     =======       =======      =======      ========

Rate sensitive liabilities(RSL):
  Savings, NOW & MMDA accounts               $25,939     $ 6,958       $ 6,626      $51,411       $90,934
  Time deposits                               39,437      34,859        17,888            0        92,184
  All other rate sensitive liabilities         3,665       6,000         7,200            0        16,865
                                             -------     -------       -------      -------      --------
Total rate sensitive liabilities             $69,041     $47,817       $31,714      $51,411      $199,983
                                             =======     =======       =======      =======      ========

<F1> Includes securities available for sale and investment securities, at amortized cost, and FHLB and FRB stock.

GAP (RSA - RSL)                               $3,820    ($11,420)      $48,631      $ 1,718
CUMULATIVE GAP (RSA - RSL)                     3,820      (7,600)       41,031       42,749

RSA divided by RSL                             105.5%       76.1%        253.3%       103.3%
RSA divided by RSL - Cumulative                105.5        93.5         127.6        121.4

GAP divided by equity                           12.1       (36.2)        154.3          5.5
GAP divided by equity - Cumulative              12.1       (24.1)        130.2        135.7

RSA divided by total assets                     28.5        14.2          31.4         20.8
RSA divided by total assets - Cumulative        28.5        42.8          74.2         95.0

RSL divided by total assets                     27.0        18.7          12.4         20.1
RSL divided by total assets - Cumulative        27.0        45.7          58.1         78.3

GAP divided by total assets                      1.5        (4.5)         19.0          0.7
GAP divided by total assets - Cumulative         1.5        (3.0)         16.1         16.7

CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was (3.0)% of assets at December 31, 1998. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the board of directors and senior management, is responsible for managing CNB Bancorp, Inc.'s rate sensitivity position.

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

The Company has identified a portion of it's savings deposits as being rate sensitive based on prior years historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset/Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest margin based on a shift of +/- 200 bp change in interest rates. At December 31, 1998 the net interest margin exposure, expressed in dollars, for the one year cumulative gap based on a +200bp change was an increase of approximately $259,000.

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

II. Securities Portfolio

A. The carrying amounts of the Company's securities for the years ended December 31 are summarized below: (in thousands)

Securities Available for Sale:                            1998        1997       1996
                                                         -------     -------    -------
   U.S. Treasury and other U.S. Government Agencies      $74,865     $44,548    $45,641
   State and Political Subdivisions                       10,897       9,810     10,479
   Corporate securities                                    3,395           0          0
                                                         -------     -------    -------
      Total                                              $89,157     $54,358    $56,120
                                                         =======     =======    =======

Investment Securities:                                    1998        1997       1996
                                                         -------     -------    -------
   Obligations of U.S. Government Agencies               $ 6,105     $20,732    $18,811
   State and Political Subdivisions                       11,292      12,315     12,120
                                                         -------     -------    -------
      Total                                              $17,397     $33,047    $30,931
                                                         =======     =======    =======

Investments Required By Law:                              1998        1997       1996
                                                         -------     -------    -------
   Federal Reserve Bank stock                            $   240     $   240    $   240
   Federal Home Loan Bank stock                              735         644        595
                                                         -------     -------    -------
      Total                                              $   975     $   884    $   835
                                                         =======     =======    =======

B. Maturity Distribution of the Company's securities as of December 31, 1998:
   (in thousands)

                                                                               Maturing
                                      ------------------------------------------------------------------------------------------
                                             Within                After One But         After Five But           After
                                            One Year             Within Five Years      Within Ten Years        Ten Years
                                      ---------------------     -------------------    -------------------   -------------------
Securities Available for Sale<F1>     Amount      Yield<F2>    Amount    Yield<F2>    Amount    Yield<F2>    Amount     Yield<F2>
                                      -------     ---------    -------   ---------    -------   ---------    -------    ---------
US Treasury and other U.S. Gov't
  Agencies                            $20,842      6.16%       $19,076   6.30%        $18,391   6.64%        $16,556    6.44

State and Political Subdivisions        1,844     10.21          3,391   9.75           5,322   7.38             340    7.61

Corporate securities                        0      0.00          2,435   7.47               0   0.00             960    6.40
                                      -------                  -------                -------                -------
    Total<F3>                         $22,686      6.49%       $24,902   6.86%        $23,713   6.80%        $17,856    6.46
                                      =======                  =======                =======                =======

<F1> Maturities are based on the earlier of the maturity date or the call date.
<F2> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.
<F3> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 1998.

                                                                               Maturing
                                      ------------------------------------------------------------------------------------------
                                             Within               After One But         After Five But             After
                                            One Year            Within Five Years      Within Ten Years          Ten Years
                                      ---------------------    -------------------    --------------------   -------------------
Investment Securities(a)               Amount     Yield<F2>    Amount    Yield<F2>    Amount    Yield<F2>    Amount    Yield<F2>
                                       ------     ---------    ------    ---------    -------   --------     ------    --------
U.S. Government Agencies               $3,681     6.48%        $1,977    7.06%        $   447   6.41%        $    0    0.00

State and Political Subdivisions        1,626     7.97          6,468    9.49           2,810   8.50            388    7.89
                                       ------                  ------                 -------                ------
    Total<F3>                          $5,307     6.94%        $8,445    8.93%        $ 3,257   8.21%        $  388    7.89
                                       ======                  ======                 =======                ======

<F1> Maturities are based on the earlier of the maturity date or the call date.
<F2> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.
<F3> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 1998.

Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The fully tax effected yield on these stocks as of December 31, 1998 was 6.83%.

III. Loan Portfolio

A. Types of Loans

                                           1998                   1997                 1996
                                   ---------------------   ------------------   -------------------
December 31 (in thousands)         Balance      %<F1>      Balance     %<F1>    Balance      %<F1>
                                   --------     --------   ---------   ------   ---------    ------

Real Estate Loans<F2>              $ 46,423      35.1%     $ 46,750     36.4%   $ 44,583      38.8%
Commercial and Commercial
  Real Estate                        35,877      27.2        37,265     29.0      32,685      28.4
Consumer Loans                       49,727      37.7        44,537     34.6      37,780      32.8
                                   --------                --------             --------
    Total                           132,027     100.0%      128,552    100.0%    115,048     100.0%

Less: Allowance for loan losses       1,580                   1,492                1,620
      Unearned Income                10,190                   9,414                8,063
                                   --------                --------             --------
    Total                          $120,257                $117,646             $105,365
                                   ========                ========             ========

<F1> % represents the percentage of loans in the category to total loans (gross of reserves and unearned).
<F2> Real Estate Loans consists of only regular residential mortgage loans. At December 31, 1998, 1997 and 1996 the subsidiary Bank did not have any construction loans in the loan portfolio.

B. Maturities and Sensitivity to changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 1998, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:

                                        After One
                       One Year         But Within    After
(in thousands)         or Less(a)(b)    Five Years    Five Years   Total
                       -------------    ----------    ----------   -------
  Commercial and
    Commercial
      Real Estate      $28,779          $6,226        $872         $35,877

(a) Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.
(b) Includes floating rate loans of $22,791 that are repriceable at least quarterly.

C. Risk Elements
   1. Nonaccrual, Past Due, and Restructured Loans Risk elements consist of nonaccrual, past due, and restructured loans.

(in thousands)                                 1998    1997   1996
                                               ----    ----   ------
Loans on a non-accrual basis                   $280    $283   $  680

Loans past due 90 days or more                  249      88      557

Restructured loans                                0       0        0
                                               ----    ----   ------
  Total non-performing loans                   $529    $371   $1,237
                                               ====    ====   ======
Total non-performing loans as a percent
  of total loans - net of unearned income       0.4%    0.3%     1.2%
                                               ====    ====   ======

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

III. Loan Portfolio
(cont'd)

C. Risk Elements
2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $2.7 million at December 31, 1998 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 1999.

3. Foreign Outstandings - None

4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the County of Fulton and, therefore, there are certain concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through rigid underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 1998, the only concentration of loans that existed within the Bank's portfolio were loans to the leather and leather related industries. Loans to this segment were $5.6 million, which represented 4.2% of the gross loans outstanding at December 31, 1998.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.

Years Ended December 31,                               1998         1997        1996
                                                     --------     --------    --------
(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)                     $121,837     $119,138    $106,985

Average loans outstanding during the year
  (less average unearned income)                     $121,252     $112,785    $105,814

Balance of allowance at beginning of year            $  1,492     $  1,620    $  1,505

Loans charged off:
  Commercial and Commercial Real Estate                   (17)        (230)          0
  Real Estate                                              (8)         (41)        (24)
  Consumer                                               (124)        (133)       (103)
                                                     --------     --------    --------
    Total loans charged off                              (149)        (404)       (127)
                                                     --------     --------    --------
Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate                     0            1           0
  Real Estate                                               0            0           0
  Consumer                                                 17           20          22
                                                     --------     --------    --------
    Total Recoveries                                       17           21          22
                                                     --------     --------    --------
Net loans charged off                                    (132)        (383)       (105)

Additions to allowance charged to operating expense       220          255         220
                                                     --------     --------    --------

    Balance of allowance at end of year              $  1,580     $  1,492    $  1,620
                                                     ========     ========    ========

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                         0.11%        0.34%       0.10%

Net charge-offs as percent of allowance
  beginning of year                                      8.85%       23.64%       6.98%

Allowance as percent of loans outstanding
  at end of year
  (less unearned income)                                 1.30%        1.25%       1.51%

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

During 1998, the subsidiary Bank made a provision to its reserve for loan losses in the amount of $220,000. The subsidiary Bank's allowance for loan losses at December 31, 1998 totaled $1,580,000 or 1.30% of total loans, net of unearned income. Net charge offs for 1998 totaled $132,000. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 1999. At year-end 1998, there were $280,000 of loans in a non-accrual status. At December 31, 1998, $55,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Losses during 1999 in the real estate and consumer categories are expected to approximate the average of the past three years. Although management of the Company believes that the allowance is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial to the size of the allowance.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:

                                       1998                 1997                 1996
                                 -----------------    ----------------    ------------------
                                 Average              Average             Average
(in thousands)                   Balance     Rate     Balance    Rate     Balance      Rate
                                 --------    -----    --------   -----    --------     -----

Demand Deposits                  $ 19,382             $ 17,900            $ 17,539

Regular Savings, NOW, and
  Money Market                     74,138    2.42%      76,921   2.51%      75,116     2.76%

Certificates of Deposit and
  Other Time Deposits             101,212    5.49%      90,635   5.50%      89,273     5.42%
                                 --------             --------            --------
    Total                        $194,732             $185,456            $181,928
                                 ========             ========            ========

B. There were no foreign deposits in domestic offices at the end of any year in the three year period ended December 31, 1998.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 1998. (in thousands)
   Maturing in:
     Three months or less                       $18,928
     Over three months through six months         5,010
     Over six months through twelve months        3,035
     Over twelve months                           3,466

D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.

VI. Return on Equity and Assets

    The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                                   1998     1997      1996
                                                  ------   ------    ------
Percentage of net income to:
  Average total assets                             1.36%    1.44%     1.45%
  Average total stockholders' equity              10.52    10.81     11.34

Percentage of cash dividends paid
  to net income                                   41.71    41.28     38.88

Percentage of average stockholders' equity
  to average total assets                         12.93    13.32     12.81

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

ITEM 4. Submission of Matter to a Vote of Security Holders

None

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders
Matters

The information set forth under the heading "Market and Dividend Information" on page 32 of the registrant's 1998 Annual Report is incorporated herein by reference.

ITEM 6. Selected Financial Data

The information set forth under the heading "Five Year Summary of Operations" on page 12 of the registrant's 1998 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Financial Review" on pages 5 through 11 of the registrant's 1998 Annual Report is incorporated herein by reference.

Liquidity

Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section page 8 of Company's 1998 Annual Report for additional discussion on liquidity.

The Company, on average, during 1998 sold $11.7 million of federal funds.

Capital

At December 31, 1998, stockholders' equity was $31.5 million, which represents an increase of $1.8 million, or 6.1% over 1997. This follows an increase of $2.0 million, or 7.2% over 1996. The increases from 1997 to 1998 and 1996 to 1997 were due to the retention of earnings.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 1998. The Company's risk-based capital ratio was 24.6% and 25.3% at December 31, 1998 and 1997 respectively. Dividends per share declared in 1998 were $0.84 as compared to $0.80 in 1997 and $0.74 in 1996 after adjusting for the 2 for 1 stock dividend declared in January 1997.

See "Financial Review" section page 8 of Company's 1998 Annual Report for additional discussion on capital.

Recently Issued Accounting Standards

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the consolidated statements of condition dates. Comprehensive income is shown in the registrant's 1998 Annual Report on pages 15 and 26 for the three year periods ending December 31, 1998, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information." SFAS No. 131 is effective for consolidated financial statements for fiscal periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. On December 31, 1998 the Company adopted the provisions of SFAS No. 131. Adoption of this statement had no material effect on the Company's consolidated financial statements.

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. This Statement was adopted by the Company on December 31, 1998 and had no impact on the Company's consolidated financial position or results of operations.

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

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading "Financial Review - Market Risk" pages 9 and 10 of the registrant's 1998 Annual Report is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 13 through 31 of the registrant's 1998 Annual Report is incorporated by references.

Additional supplementary data not found in registrant's annual report.

UNAUDITED INTERIM FINANCIAL INFORMATION (In thousands, except per share data). The following is a summary of unaudited quarterly financial information for each quarter of 1998 and 1997.

                                       1998 Quarters ended                    1997 Quarters ended
                                ----------------------------------    -----------------------------------
                                 3/31     6/30      9/30     12/31     3/31      6/30      9/30     12/31
                                ------   ------    ------   ------    ------    ------    ------   ------
Interest Income                 $4,084   $4,187    $4,261   $4,311    $3,874    $3,967    $3,931   $3,991
Net Interest Income              2,254    2,202     2,201    2,269     2,221     2,197     2,198    2,206
Provision for Loan
  Losses                            60       60        60       40        60        45        45      105
Income Before Income
  Taxes                          1,116    1,109     1,121    1,257     1,107     1,089     1,158    1,098
Net Income                         786      784       789      863       775       763       803      760
Per Share: Basic Earnings         0.49     0.49      0.49     0.54      0.48      0.48      0.50     0.48
Per Share: Diluted Earnings       0.49     0.49      0.49     0.54      0.48      0.48      0.50     0.48

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

                             Principal Occupation                                          Director of
Name, Age                    for Past Five Years                              Class        the Corp. Since

John C. Miller, 68           President, John C. Miller, Inc.
                             Automobile Dealer                                2            1988

Frank E. Perrella, 71        President, Sira Corp.
                             Consultant                                       2            1988

Robert L. Maider, 67         Attorney-at-Law, Maider & Smith                  2            1988

William N. Smith, 58         Chairman of the Board, President
                             and Chief Executive Officer                      1            1988
                             of the Company and the Bank

Leon Finkle, 74              Chairman of the Board,
                             Finkle Distributors, Inc.
                             Candy and Tobacco Distribution                   1            1988

George A. Morgan, 56         Vice President & Secretary
                             of the Company and Executive Vice President,
                             Cashier & Trust Officer of the Bank              3            1991

Clark Easterly, Sr., 72      Chairman of the Board
                             The Johnstown Knitting Mill Company
                             Manufacturer of Knitwear                         1            1992


Brian K. Hanaburgh, 49       Owner
                             D/B/A McDonald's Restaurants
                             Fast Food Restaurants                            1            1994

Clark D. Subik, 44           President, Superb Leather, Inc.
                             Leather Merchandiser                             3            1995

Deborah H. Rose, 48          Vice President, Hathaway Agency, Inc.
                             General Insurance                                3            1996

Theodore E. Hoye, III, 50    President, First Credit Corporation              3            1998
                             Financing and Insuring of Manufactured Housing

Management is not aware of any family relationships between the above name directors.

The Board of Directors of the Company does not have a standing nominating committee or compensation committee. These functions are performed by the Company's Executive Committee which met four times during 1998. Its members are Messrs. Smith, Chairman, Miller, Morgan and Perrella, and in addition, up to two other members of the Board may serve as rotating members on a monthly basis. The Executive Committee reviews and recommends, to the full Board of Directors, nominees for election or re-election as directors. The Executive Committee will consider the names of individuals recommended by shareholders for nomination to be directors of the Company. Persons wishing to recommend individuals for consideration should send such recommendations to the Secretary of the Company.

The Board of Directors of the Company met six times during 1998. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are menbers.

The subsidiary Bank does not have a standing nomininating committee. This function is performed by the Executive and Discount Committee. The Executive and Discount Committee, in addition to matters pertaining to loans and discounts, exercises, when the Board is not in session, all other powers of the Board which may be delegated. The Committee met 48 times during 1998 and these functions were discussed at various times during these meetings. Its permanent members are Messrs. Miller, Perrella, Morgan and Smith, in addition up to two other members of the subsidiary Bank Board may serve as rotating members on a monthly basis.

The Board of Directors of the subsidiary Bank had 15 meetings during 1998. All members, except for Mr. Finkle attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members.

The subsidiary Bank has a compensation committee that met five times during 1998. Its members are Messrs. Perrella, Chairman; Easterly and Miller. The committee reviews the salaries and other forms of compensation of the key executive officers of the subsidiary Bank, reviews salary policies and general salary administration throughout the subsidiary Bank and recommends to the Board of Directors profit sharing contributions to be made to the employee profit sharing plan.

The Company and the subsidiary Bank have standing audit committees. Their members are Company and subsidiary Bank directors; Easterly, Chairman; Hoye, Rose and Subik. These Committees met six times in 1998. The Committees each year verify certain assets of the subsidiary Bank. KPMG LLP, certified public accountants, are engaged to perform an audit of the full consolidated financial statements of the Company, in accordance with generally accepted auditing standards. The committees meet with representatives of KPMG LLP to discuss the results of their audit, and these results are then reported to the full Board of Directors. The Chairman of the Committees, from time to time during the year, held informal meetings with the Company and subsidiary Bank's internal auditor.

Principal Officers

The Following table sets forth, as of December 31, 1998, selected information about the principal officers of the subsidiary Bank, each of whom is elected by the Board of Directors and each of whom holds offices at the discretion of the Board of Directors:

                                                                        Bank
                           Office and Position                         Employee      Shares of Hldg. Co.
Name, Age                    with the Bank                Held Since    Since        Common Stock Owned<F1>

Robert W. Bisset, 62       Vice President                 1972         1968           1,500

Ronald J. Bradt, 55        Vice President                 1992         1966           1,924

George E. Doherty, 42      Vice President                 1988         1983             930

Michael J. Frank, 52       Vice President and
                           Comptroller                    1994         1990           3.050

Donald R. Houghton, 61     Vice President                 1989         1955             910

David W. McGrattan, 58     Senior Vice President          1993         1988           1,300

George A. Morgan, 56       Executive Vice President,
                           Cashier and Trust Officer      1988         1967          10,816

William N. Smith, 58       Chairman of the Board,
                           President and Chief
                           Executive Officer              1984         1974          17,000


<F1> The number of shares owned includes exercisable stock options held as of
     December 31, 1998.

Each of the principal officers of the subsidiary Bank, as listed above, have been principally employed as an officer or employee of the subsidiary Bank for more than the past five years.

ITEM 11. Executive Compensation

Remuneration of Directors and Officers

At present, directors of the Company are not compensated in any way for their services. The Board of Directors of the subsidiary Bank are the same individuals who are directors of the Company. Directors of the subsidiary Bank are compensated for all services as directors as follows:

For attending regular and special meetings of the Board; $550 for each meeting. For service as regular members of the Executive and Discount Committee, except salaried officers; $11,700 per annum, payable quarterly. For service as special members of the Executive and Discount Committee; $900 for the month of service. For service as members of the Trust Investment Committee, except salaried officers, $2,700 per annum, payable quarterly. For service as members of the Examining Committee; $225 for each meeting attended. In addition to the foregoing, the Chairman of the Examining Committee received an annual fee of $600, payable quarterly. For service as members of the Compensation Committee, except for salaried officers; $225 for each meeting attended. Total directors' fees during 1998 amounted to $136,800. At present, officers of the Company are not compensated in any way for their services. The following summary compensation table shows the annual compensation for the last three years for the subsidiary Bank's chief executive officer and executive vice president, the only officers whose total salary and bonus exceeded $100,000 in 1998.

                                                           Summary Compensation Table
                                                                            Long Term
                                                  Annual Compensation      Compensation
                                                  -------------------      ------------   All Other
Name and Principal Position             Year       Salary       Bonus        Options      Compensation<F1>
                                        ----      --------     ------      ------------   ----------------
William N. Smith, Chief
  Executive Officer,                    1998      $176,000     $7,040      30,000         $20,223
  Chairman of the Board                 1997       169,000      6,760           0          16,567
  and President of both                 1996       159,000      6,360           0          14,918
  the Company and the
  subsidiary Bank<F2>

George A. Morgan, Vice                  1998      $117,000     $4,680      20,000         $16,457
  President and Secretary               1997       113,000      4,520           0          14,764
  of the Company and Executive          1996       106,000      4,240           0          13,054
  Vice President, Cashier
  and Trust Officer of the Bank<F2>

<F1> Includes contributions to Mr. Smith's profit sharing plan account of $11,973, $9,167 and $9,068 and Board of Directors fees of $8,250, $7,400 and $5,850 for the years 1998, 1997 and 1996, respectively and contributions to Mr. Morgan's profit sharing account of $8,207, $7,364 and $7,204 and Board of Directors fees of $8,250, $7,400 and $5,850 for the same periods.
<F2> The aggregate amount of personal benefits, on an individual basis, for these officers did not exceed $10,000 in 1998.

                      Option Grants in Last Fiscal Year

The following table provides information on grants of stock options in 1998 to the named executives.

                                                                                Potential realizable
                       Number of      Percent of                                  value at assumed
                     securities      total options                              annual rate of stock
                     underlying       granted to     Exercise                   price appreciation
                        options      employees in     or base      Expiration    for option term
                      granted(#)      fiscal year    price($/sh)      date      5% ($)     10% ($)
                     -----------     -------------   -----------   ----------   --------   ----------
William N. Smith     30,000          45.8 %          $35.50        10/26/08     $669,773   $1,697,336

George A. Morgan     20,000          30.5             35.50        10/26/08      446,515    1,131,557

                                 Aggregated Option Exercises in 1998
                                    and Year-end Option Values
                                                                                 Value of
                                                             Number of          unexercised
                                                            unexercised         in-the-money
                                                              options             options
                                                          at year end (#)     at year end ($)
                       Shares                             ---------------    -----------------
                     acquired on           Value            Exercisable/        Exercisable/
                    exercise (#)        realized ($)       Unexercisable     Unexercisable<F1>
                    -------------       ------------      ---------------    -----------------
William N. Smith    0                   0                 15,000/15,000      $26,250/$26,250

George A. Morgan    0                   0                 10,000/10,000      $17,500/$17,500

None of the named executive officers elected to exercise any options during the fiscal year ended December 31, 1998.


<F1> Value is based on the $37.25 closing price per share of common stock on December 31, 1998, less the exercise price of $35.50 per share, multiplied by the total number of shares subject to exercisable or unexercisable options, as applicable. The actual amount, if any, realized upon the exercise of stock options will depend upon the market value of the Company's common stock relative to the exercise price per share of the optioned stock at the time the stock option is exercised.

                           Employment Arrangements

The Company and the subsidiary Bank have entered into agreements with William
N. Smith and George A. Morgan which provide that if a "change of control" of the Company or the subsidiary Bank should occur, Mr. Smith and Mr. Morgan will be entitled to continued employment by the Company and the subsidiary Bank for a minimum of five years following the "change of control" with the same position and duties held at the time of a "change of control" and at salaries which are no less than those in effect at the time the "change of control" occurs. If, within five years of a "change of control", the Company or the subsidiary Bank should terminate Mr. Smith's or Mr. Morgan's employment for reasons other than "cause" or disability or if Mr. Smith or Mr. Morgan should resign for "good reason" he would be entitled to a lump sum termination payment equal to three times his annual compensation plus, if applicable, a grossed up amount so that the after tax amount is equal to any excise tax imposed on such termination payment pursuant to Internal Revenue Code Section 4999.

Employee Benefit Plans

The subsidiary Bank has a non-contributory defined benefit Retirement Plan by participation in the New York State Bankers Retirement System. This Plan covers all employees of the Bank age 21 years, and less than 65 years, with more than one year of service who complete 1,000 or more hours of service during the year. An employee becomes fully vested in the Plan after five years of service. The amount of contributions, payment, or accrual in respect to a specified person, is not and cannot readily be separately or individually calculated by the actuaries of the Plan. During 1998, the aggregate amount expensed for retirement contributions to the Plan equaled approximately 2.77% of the total covered remuneration paid to participants in the Plan. In addition, the subsidiary Bank has entered into an agreement with William N. Smith whereby the subsidiary Bank has agreed to pay Mr. Smith a supplemental retirement benefit equivalent to the excess of the benefit he would receive under the Plan if the compensation limitations provided by
Section 401(a) (17) of the Internal Revenue Code did not exist over his Plan benefit. The agreement also provides that, for purposes of computing the supplemental benefit payable to Mr. Smith, he will receive credit for an additional ten years of service beyond his actual service with the subsidiary Bank and the Company. Mr. Smith's supplemental retirement benefit under this Agreement is only payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank has purchased a life insurance policy on Mr. Smith's life so that it will have funds available to satisify its obligations under this Agreement. This life insurance is held in a so-called "Rabbi" trust but is available to the creditors of the subsidiary Bank. Amounts expensed for retirement contributions are not included in the above cash compensation table. Under the Plan, as supplemented by the Agreement, each participant who retires at age 65 is entitled to receive an annual retirement income for life equal to 1.75% of the average of the highest consecutive five years of compensation during his or her career (average compensation) times creditable service up to 35 years, plus 1.25% of the average compensation times creditable service in excess of 35 years (up to five such years), less .49% of the final three year average compensation (limited to covered compensation, which is defined as the average of the individual's last 35 years of taxable social security wage base) times creditable service up to 35 years. The following are examples of estimated annual benefits to individual employees for the years of service indicated, exclusive of social security benefits. (The Plan and the Agreement contain provisions for optional benefits of equivalent actuarial value which may be elected by the employee). As of December 31, 1998, William N. Smith had 23 years of credited service with the subsidiary Bank and George A. Morgan had 31 years.

           ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED
                               Years of Service

Highest 5-Year Average
  Base Compensation        20         30          40
                         -------   --------    --------
           $ 25,000      $ 6,300   $  9,450    $ 12,588
             50,000       14,449     21,674      28,412
             75,000       23,199     34,799      45,287
            100,000       31,949     47,924      62,162
            125,000       40,699     61,049      79,037
            150,000       49,449     74,174      95,912
            175,000       58,199     87,299     112,787
            200,000       66,949    100,424     129,662
            250,000       84,449    126,674     163,412

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Principal Beneficial Owners Common Stock*

As of December 31, 1998, the Trust Department of the Bank held, in various fiduciary capacities, 10,120 shares of the Company's common stock as co-trustee and 10,384 shares of the Company's common stock as sole trustee. Management does not exercise voting power over these shares. These holdings represent 1.28% of the total shares outstanding.

The following table sets forth, as of December 31, 1998, the amount and percentage of the common stock of the Company beneficially owned by each director and by all directors and principal officers as a group.

Name of Individual or          Shares of Company Common       Percent of
  Identity of Group                Stock Owned (1)              Class
                               ------------------------       ----------
Leon Finkle                           2,700 (2)               0.17

Robert L. Maider                     17,544                   1.10

John C. Miller                       50,000                   3.13

George A. Morgan                     10,816 (3)               0.67

Frank E. Perrella                    34,900 (4)               2.18

William N. Smith                     17,000 (5)               1.05

Clark Easterly, Sr.                   3,632 (6)               0.23

Brian K. Hanaburgh                    1,200 (7)               0.08

Clark D. Subik                        1,600                   0.10

Deborah H. Rose                       4,350 (8)               0.27

Theodore E. Hoye, III                 5,360 (9)               0.34

All Directors and Principal
Officers of the Company as a
Group (12 persons)                  152,152(10)               9.36

 (1) The securities "benefically owned" by an individual are determined in accordance with the definition of "beneficial ownership" as set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as other securities as to which the individual has or shares voting or investment power. Beneficial ownership may be disclaimed as to certain of the securities.
 (2) Includes 1,100 shares owned individually by his spouse.
 (3) Includes 10,000 shares issuable upon the exercise of exercisable stock options.
 (4) Includes 34,000 shares owned individually by his spouse and 100 shares owned by his spouse as custodian.
 (5) Includes 15,000 shares issuable upon the exercise of exercisable stock options.
 (6) Includes 1,400 shares owned individually by his spouse.
 (7) Includes 300 shares owned individually by his spouse.
 (8) Includes 1,350 shares owned as custodian.
 (9) Includes 2,400 shares in the name of First Credit Corporation and 2,760 shares in a Money Purchase and Profit Sharing Plan.
(10) Includes 750 shares issuable upon the exercise of exercisable stock options.

ITEM 13. Certain Relationships and Related Transactions

The subsidiary Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with many of its directors, executive officers and the businesses in which they are associated. During the calendar year 1998, loans to directors and executive officers, together with their business interests, reached maximum aggregate totals of $4,357,561, 13.83% of the December 31, 1998 equity capital accounts. At year-end, 1998, loans to directors and executive officers, together with their business interests, were $2,230,640, 7.08% of the December 31, 1998 equity capital accounts. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the subsidiary Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated herein by reference:

Financial Statements (Consolidated)

Independent Auditors' Report

Statements of Condition - Decmeber 31, 1998 and 1997

Statements of Income - Years ended December 31, 1998, 1997
and 1996

Statements of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997, and 1996

Statements of Cash flows - Years ended December 31, 1998, 1997, and 1996 Notes to Consolidated Financial Statements

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

    13.           Annual Report to Security Holders(included herewith)

    22.           Subsidiaries of the Registrant(incorporated by reference)

    23.           Published report regarding matters submitted to a vote of
                    security holders
                    April 21, 1998 proxy materials(incorporated by reference)

EXHIBIT INDEX

Reg. S - K
Exhibit Number    Description

     3.           Articles of Incorporation and Bylaws

    10.           Material contracts:
                    Contract with data processing servicer
                    Supplemental Executive Retirement Plan

    13.           Annual Report to Security Holders

    22.           Subsidiaries of the Registrant

    23.           Published report regarding matters submitted
                    to vote of security holders
                    April 21, 1998 proxy materials

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CNB Bancorp, Inc.

                             By: /s/ William N. Smith
                             --------------------------------------------------
                             William N. Smith, Chairman of the Board, President
                                   and Chief Executive Officer

                             By: /s/ George A. Morgan
                             --------------------------------------------------
                             George A. Morgan, Vice President and Secretary
                                    (principal financial officer)

Dated: March 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              CNB Bancorp, Inc.

By /s/ John C. Miller                           By /s/ Clark Easterly, Sr.
---------------------------                     -----------------------------

By /s/ Frank E. Perrella                        By /s/ Brian K. Hanaburgh
---------------------------                     -----------------------------

By /s/ Robert L. Maider                         By /s/ Clark D. Subik
---------------------------                     -----------------------------

By /s/ William N. Smith                         By /s/ Deborah H. Rose
---------------------------                     -----------------------------

By /s/ George A. Morgan                         By /s/ Theodore E. Hoye III
---------------------------                     -----------------------------