Form 10-Q
period 1999-03-31
CNB BANCORP INC /NY/
filed 1999-05-13
CIK 839928

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999           Commission File Number: 0-17501


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

                                              Number of Shares Outstanding
Class of Common Stock                             as of March 29, 1999
   $2.50 par value                                     1,600,000

                        CNB BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                      Page No.

PART I  FINANCIAL INFORMATION

  Item 1 Consolidated interim financial statements (unaudited):

         Consolidated statements of income for the three months
         ending March 31, 1999 and 1998                                   1

         Consolidated statements of financial condition as of
         March 31, 1999 and December 31, 1998                             2

         Consolidated statements of cash flows for the three months
         ending March 31, 1999 and 1998                                   3

         Notes to consolidated financial statements                       4

  Item 2 Management's discussion and analysis

  Item 3 Quantitative and qualitative disclosures about market risk

PART II  OTHER INFORMATION

  Item 1 Legal proceedings - none

  Item 2 Changes in securities - none

  Item 3 Defaults upon senior securities - none

  Item 4 Submission of matters to a vote of security holders - none

  Item 5 Other information - none

  Item 6 (a) Exhibits - not applicable

         (b) Reports on Form 8-K - February 4, 1999 - Definitive agreement to acquire Adirondack Financial Services
             Bancorp, Inc.

                                        CNB BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share data)
                                          (UNAUDITED)


                                                                3 MONTHS ENDED
                                                                   MARCH 31,
                                                          1999                1998

INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                              $2,598              $2,661
  Interest on federal funds sold                             126                  84
  Interest on balances due from depository institutions        2                   5
  Interest on securities available for sale                1,327                 826
  Interest on investment securities                          245                 492
  Dividends on FRB and FHLB stock                             17                  16
    Total interest and dividend income                     4,315               4,084

INTEREST EXPENSE
  Interest on deposits:
    Certificates and time deposits of $100,000 or more       480                 477
    Regular savings, N.O.W. and money market accounts        425                 462
    Other time deposits                                      785                 809
  Interest on securities sold under agreements to
     repurchase                                              165                  82
  Interest on other borrowed money                            62                   0
    Total interest expense                                 1,917               1,830
NET INTEREST INCOME                                        2,398               2,254
  Provision for loan losses                                   60                  60
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         2,338               2,194

OTHER INCOME
  Income from fiduciary activities                            39                  36
  Service charges on deposit accounts                         89                  74
  Other income                                               152                 109
    Total other income                                       280                 219

OTHER EXPENSES
  Salaries and employee benefits                             659                 658
  Occupancy expense, net                                      94                  82
  Furniture and equipment expense                             84                  82
  External data processing expense                           182                 139
  Other expenses                                             421                 336
    Total other expenses                                   1,440               1,297
INCOME BEFORE INCOME TAXES                                 1,178               1,116
  Applicable income taxes                                    347                 330
NET INCOME                                                $  831              $  786

  Earnings per share
    Basic                                                 $ 0.52              $ 0.49
    Diluted                                                 0.52                0.49


  See accompanying notes to consolidated interim financial statements

                                          CNB BANCORP, INC.

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands, except per share data)
                                              (UNAUDITED)


                                                          3/31/99              12/31/98
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                    $  6,593             $  6,422
  Interest bearing                                              98                   42
  Federal funds sold                                        11,000               13,900
    Total cash and cash equivalents                         17,691               20,364

Securities available for sale, at fair value                87,656               89,157

Investment securities (approximate fair value at
  March 31, 1999 - $15,327; at December 31,
  1998 - $18,125)                                           14,656               17,397

Investments required by law, stock in Federal Home
   Loan Bank of New York and Federal Reserve Bank of
   New York, at cost                                         1,075                  975

Loans                                                      133,794              132,027
   Unearned income                                         (10,047)             (10,190)
   Allowance for loan losses                                (1,592)              (1,580)
           Net loans                                       122,155              120,257

Premises and equipment                                       2,560                2,575
Accrued interest receivable                                  1,673                1,460
Other assets                                                 3,701                3,383
       Total assets                                       $251,167             $255,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non interest bearing)                          $ 20,964             $ 23,268
   Regular savings, N.O.W. and money market accounts        77,037               90,934
   Certificates and time deposits of $100,000 or more       40,980               30,439
   Other time deposits                                      60,555               61,745
     Total deposits                                        199,536              206,386

Securities sold under agreements to repurchase              12,878               12,844
Notes payable - Federal Home Loan Bank                       6,000                4,000
Other liabilities                                            1,105                  827
       Total liabilities                                   219,519              224,057

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares
   authorized, 1,600,000 shares issued and outstanding
   in 1999 and 1998                                          4,000                4,000
Surplus                                                      4,000                4,000
Undivided profits                                           23,644               23,165
Accumulated other comprehensive income                           4                  346
       Total stockholders' equity                           31,648               31,511
       Total liabilities and stockholders' equity         $251,167             $255,568


  See accompanying notes to consolidated interim financial statements

                                        CNB BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (UNAUDITED)


                                                                    3 MONTHS ENDED
                                                                        MARCH 31,
                                                            1999                     1998

Cash flows from operating activities:
     Net income                                             $   831                  $   786
Adjustments to reconcile net income to cash and cash
   equivalents provided by operating activities:
     Increase in interest receivable                           (213)                    (146)
     (Increase) decrease in other assets                         41                     (209)
     Increase in other liabilities                              278                      286
     Deferred income tax benefit                                 (6)                     (29)
     Depreciation and amortization expense                       80                       69
     Net increase in cash surrender value of bank-owned
        life insurance                                           27                       27
     Amortization of premiums/discounts on securities, net       57                       39
     Provision for loan losses                                   60                       60
     Total adjustments                                          324                       97
       Net cash provided by operating activities              1,155                      883

  Cash flows from investing activities:
     Purchase of securities available for sale               (8,127)                  (6,704)
     Purchase of FRB and FHLB stock                            (100)                     (23)
     Proceeds from matured investment securities              2,738                    5,481
     Proceeds from matured securities available for sale      9,005                    5,950
     Net increase in loans                                   (2,111)                  (3,113)
     Purchases of premises and equipment, net                   (65)                     (92)
       Net cash provided by investing activities              1,340                    1,499

  Cash flows from financing activities:
     Net increase (decrease) in deposits                     (6,850)                     904
     Increase in securities sold under agreement
        to repurchase                                            34                    3,735
     Increase in notes payable - FHLB                         2,000                        0
     Payment of dividends                                      (352)                    (336)
       Net cash provided (used) by financing activities      (5,168)                   4,303

  Net increase (decrease) in cash and cash equivalents       (2,673)                   6,685
  Cash and cash equivalents beginning of period              20,364                    9,407

  Cash and cash equivalents end of period                   $17,691                  $16,092

  Supplemental disclosures of cash flow information:
     Cash paid during the period:
       Interest                                             $ 1,818                  $ 1,687
       Income taxes                                             153                      145

  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer
       to real estate owned                                     153                        0


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

     In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1999 and December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 and the changes in cash flows for the three months ended March 31, 1999 and 1998. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1998 Annual Report and Form 10-K.

     The Company recorded comprehensive income of $489,000 and $765,000 for the three month periods ending March 31, 1999 and 1998, respectively. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period.

2. EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

     The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 1999 and 1998.


                                                     Income              Shares            Per Share
                                                     (Numerator)         (Denominator)     Amount

   For the Three Months Ended March 31, 1999:
   Basic EPS: Income Available to Common
     Shareholders                                    $831                1,600             $0.52
   Dilutive Effect of Stock Options                     0                    8
   Diluted EPS: Income Available to Common
     Shareholders and Assumed Conversions            $831                1,608             $0.52

   For the Three Months Ended March 31, 1998:
   Basic EPS: Income Available to Common
     Shareholders                                    $786                1,600             $0.49
   Dilutive Effect of Stock Options                     0                    0
   Diluted EPS: Income Available to Common
     Shareholders and Assumed Conversions            $786                1,600             $0.49


3. PENDING ACQUISITION

     On January 25, 1999, CNB Bancorp, Inc. announced that it had entered into a definitive agreement of merger to acquire Adirondack Financial Service Bancorp, Inc., Gloversville, New York, parent company of Gloversville Federal Savings and Loan Association. Completion of the transaction is subject to approval by Adirondack's shareholders and regulatory authorities. The terms of the acquisition call for CNB Bancorp, Inc. to pay $15 million in cash in the aggregate for all of the outstanding shares of Adirondack (subject to possible adjustment under certain circumstances). The transaction will be accounted for as a purchase and is expected to close, upon shareholder and regulatory approval, in the second quarter of 1999.

4. NEW ACCOUNTING PRONOUNCEMENTS

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

                                          CNB BANCORP, INC.

April 26, 1999                            By /s/ William N. Smith
--------------                            ------------------------
Date                                      William N. Smith
                                          Chairman of the Board, President
                                          And Chief Executive Officer

April 26, 1999                            By /s/ George A. Morgan
--------------                            ------------------------
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

FINANCIAL REVIEW:

Liquidity:

     There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 1999. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.

     The Company expects to close on the purchase of Adirondack Financial Services Bancorp, Inc. during the second quarter of 1999. The anticipated purchase price of $15 million will come from Federal Funds Sold, maturing available for sale and investment securities and borrowings on our line of credit with the Federal Home Loan Bank of New York, if needed.

Capital Resources:

     Stockholder's equity to total assets increased slightly during the first three months of 1999 from 12.3% at December 31, 1998 to

12.6% at March 31, 1999. The subsidiary Bank has experienced loan growth of approximately $2.1 million during the first three months of 1999. This growth in loans was funded primarily by maturing available for sale securities and investment securities. The remaining funds available from maturing securities and the reduction in Federal Funds Sold plus new FHLB borrowings were used to fund the seasonal outflow of deposits.

     As of December 31, 1990, banks were required to report new risk-based capital ratios that require bank holding companies to meet a ratio of qualifying total capital to risk-weighted assets. The table below shows the Companys' current ratios, December 31, 1998 ratios and the current regulatory guideline ratios as established by the Federal Reserve Board.


                                                                                                     Regulatory
                                                              03/31/99            12/31/98           Guidelines
Tier 1 risk based capital to net risk weighted assets         23.3%               23.4%              4.0%
Total risk based capital to net risk weighted assets          24.5                24.6               8.0

Leverage ratio (Tier 1/adjusted total assets)                 12.6                12.5               3.0


   These strong ratios are well in excess of regulatory minimums, and well above the average for peer banks and the industry as a whole.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the first quarter of 1999 increased $231,000 or 5.7% from the corresponding period of 1998, while total interest expense increased $87,000 or 4.8% from the corresponding period of 1998. Net interest income increased $144,000 or 6.4% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $3.7 million as compared to the corresponding period of 1998. This was partially offset by a decline in the net interest margin from 4.60% in 1998 to 4.32% in 1999.

     The increase in interest on securities available for sale of $501,000 is due to the increase of $33.8 million in average outstanding volume of available for sale securities compared to the first quarter of 1998. Maturing held to maturity securities are primarily being reinvested in available for sale securities and new growth in securities is being invested primarily in available for sale securities.

     The provision for loan losses of $60,000 was unchanged from the prior year period. Net charge-offs increased $25,000 to $48,000 from the prior year period, an increase of 108.7%. The allowance for loan losses as a percent of loans outstanding was 1.29% at March 31, 1999 as compared to 1.30% at December 31, 1998. Non-performing loans decreased from $529,000 at December 31, 1998 to $428,000 at March 31, 1999, a decline of $101,000.

     Non-interest income increased $61,000 or 27.9% from the corresponding period of 1998. This increase was primarily due to increases in fiduciary income, deposit account service charges and increases in service fees collected on merchant credit card sales. Non-interest expense increased $143,000 or 11.0% from the corresponding period of 1998 due primarily to higher external data processing expenses related to preparation and testing of all data hardware and software in preparation for the Year 2000 and the outsourcing of our proof and transit department. Additional expenses were also incurred in the collection of merchant sales tickets and other real estate expenses.

     Net income increased $45,000 or 5.7% as compared to the same period of 1998. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

PENDING ACQUISITION:

     On January 25, 1999, CNB Bancorp, Inc. announced that it had entered into a definitive agreement of merger to acquire Adirondack Financial Service Bancorp, Inc., Gloversville, New York, parent company of Gloversville Federal Savings and Loan Association. Completion of the transaction is subject to approval by Adirondack's shareholders and regulatory authorities. The terms of the acquisition call for CNB Bancorp, Inc. to pay $15 million in cash in the aggregate for all of the outstanding shares of Adirondack

(subject to possible adjustment under certain circumstances). The transaction will be accounted for as a purchase and is expected to close, upon shareholder and regulatory approval, in the second quarter of 1999.

STATUS OF YEAR 2000 PROJECT:

     Entering the Year 2000 presents a complicated problem to industries worldwide, including the banking industry. The Year 2000 problem originates in the method used to code dates in computer software and hardware. Most computer systems and programs had used six digit date fields (YYMMDD) allowing only two digits for the year. As we enter the Year 2000, if not fixed, the two digit field would have read 00. Most computer systems would have interpreted 00 as the year 1900, not as 2000.

     A Year 2000 Committee, led by senior management and composed of officers representing all areas of operation, has been formed to evaluate and solve the Year 2000 problem for the subsidiary Bank. With the help of federal regulators, the Committee has focused on identifying risks posed by the Year 2000 and taking the appropriate action to ensure continuity of operation. This process has been underway since July 1997 and will continue until the effort is complete.

     The federal government has designated five phases of the Year 2000 project: awareness, assessment, renovation, validation and implementation. The subsidiary Bank has completed all five phases. This means that the Year 2000 problem as it pertains to the subsidiary Bank has been defined, executive level support has been acquired, the magnitude of the project has been assessed, all mission critical systems have been tested and the subsidiary Bank is using compliant versions of mission critical systems in production.

     The subsidiary Bank has also evaluated the Year 2000 readiness of its funds providers and funds takers. They concluded that their primary funds providers fall into two categories: (1) municipal depositors and (2) the same entities as their primary commercial borrowers. The municipal deposit base was evaluated and was assigned a minimal overall risk based on the fact that favorable responses have been received from inquiries regarding their Year 2000 readiness. The commercial portfolio was evaluated and assigned a minimal overall risk based on the following criteria: loan balances and types, collateral, the subsidiary Bank's knowledge of the businesses and the businesses' self assessment. Correspondent banks are the subidiary Bank's primary non-commercial funds takers. A low level of risk has been associated with this group as these are major institutions which are on schedule to meet their goal of being fully Year 2000 compliant no later than June 30, 1999. All organizations will continue to be evaluated to assure readiness for the Year 2000.

     The Committee is now focusing on taking the planning process to the final step: contingency planning. Although assurances have been made of all mission critical systems' Year 2000 compliance, the Committee has drafted a business resumption contingency plan which will ensure the subsidiary Bank's ability to temporarily do business without the services of any mission critical vendor.

     The subsidiary Bank, like all other companies, has incurred costs as a result of preparing for the Year 2000. The portion of the project which has required the most resources has been the data processing system. To date, the subsidiary Bank has spent approximately $200,000 on the conversion to HORIZON, a data processing program distributed by ALLTEL Information Services, Inc. The subsidiary Bank has spent a negligible amount in other areas. The expected additional cost to finish this project is $100,000.

     The Committee will continue its diligent efforts to ensure the preparedness for the Year 2000. The goal is to achieve full Year 2000 readiness by June 30, 1999 and the subsidiary Bank is on schedule to meet this goal. The Company is confident that the subsidiary Bank will be ready to enter the Year 2000 without significant problems. The Company does not foresee the Year 2000 having a negative impact on its financial condition, operation or cash flows.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of March 31, 1999, assuming an increase or decrease of 200 basis points in interest rates.

          Change in             Estimated Net       Change in
          Interest Rate         Interest Marg       Net Interest
          (basis points)        ($000 omitted)      Margin

          +200                  9,903                2.1%
          +100                  9.785                0.9
             0                  9,695                0.0
          -100                  9,563               (1.4)
          -200                  9,340               (3.7)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At March 31, 1999 the Company had a negative one year cumulative gap position.

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

     As of March 31, 1999 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 1999 was 4.08% of total assets.