Form 10-Q
period 1999-06-30
CNB BANCORP INC /NY/
filed 1999-08-16
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999           Commission File Number: 0-17501

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

Yes_X_  No___


Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                                as of July 30, 1999
$2.50 par value                                           2,400,000

                       CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                      Page No.

PART I  FINANCIAL INFORMATION

Item 1  Consolidated interim financial statements (unaudited):

        Consolidated statements of income for the three months           1
        ending June 30, 1999 and 1998 and the six months ending
        June 30, 1999 and 1998

        Consolidated statements of financial condition as of June        2
        30, 1999 and December 31, 1998

        Consolidated statements of cash flows for the six months         3
        ending June 30, 1999 and 1998

        Notes to consolidated financial statements                     4 - 5

Item 2  Management's discussion and analysis

Item 3  Quantitative and qualitative disclosures about market risk


PART II OTHER INFORMATION

Item 1  Legal proceedings - none

Item 2  Changes in securities - none

Item 3  Defaults upon senior securities - none

Item 4 Submission of matters to a vote of security holders - Annual meeting

Item 5  Other information - none

Item 6  (a) Exhibits - not applicable

        (b) Reports on Form 8-K - June 1, 1999 - Acquisition of
            Adirondack Financial Services Bancorp, Inc.

                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                                 3 MONTHS ENDED      6 MONTHS ENDED
                                                                    JUNE 30,            JUNE 30,
                                                                 1999     1998       1999     1998
                                                                 ------   ------     ------   ------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                     $2,964   $2,707     $5,562   $5,368
  Interest on federal funds sold                                    132      170        258      254
  Interest on balances due from depository institutions              59        3         61        8
  Interest on securities available for sale                       1,371      884      2,698    1,710
  Interest on investment securities                                 212      407        457      899
  Dividends on FRB and FHLB stock                                    16       16         33       32
                                                                 ------   ------     ------   ------
    Total interest and dividend income                            4,754    4,187      9,069    8,271

INTEREST EXPENSE
  Interest on deposits:
    Certificates and time deposits of $100,000 or more              566      582      1,046    1,059
    Regular savings, N.O.W. and money market accounts               491      440        916      902
    Other time deposits                                             891      832      1,676    1,641
  Interest on securities sold under agreements to repurchase        166      131        331      213
  Interest on other borrowed money                                   82        0        144        0
                                                                 ------   ------     ------   ------
    Total interest expense                                        2,196    1,985      4,113    3,815
NET INTEREST INCOME                                               2,558    2,202      4,956    4,456
  Provision for loan losses                                          60       60        120      120
                                                                 ------   ------     ------   ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                 2,498    2,142      4,836    4,336

OTHER INCOME
  Income from fiduciary activities                                   38       38         77       74
  Service charges on deposit accounts                               100       83        189      157
  Net gain on sale of securities                                     70        0         70        0
  Other income                                                      148      115        300      224
                                                                 ------   ------     ------   ------
    Total other income                                              356      236        636      455

OTHER EXPENSES
  Salaries and employee benefits                                    747      644      1,406    1,302
  Occupancy expense, net                                             81       77        175      159
  Furniture and equipment expense                                   131       76        215      158
  External data processing expense                                  251      161        433      300
  Other expenses                                                    530      311        951      647
                                                                 ------   ------     ------   ------
    Total other expenses                                          1,740    1,269      3,180    2,566
                                                                 ------   ------     ------   ------
INCOME BEFORE INCOME TAXES                                        1,114    1,109      2,292    2,225
  Applicable income taxes                                           312      325        659      655
                                                                 ------   ------     ------   ------
NET INCOME                                                       $  802   $  784     $1,633   $1,570
                                                                 ======   ======     ======   ======

  Earnings per share
    Basic                                                        $ 0.33   $ 0.33     $ 0.68   $ 0.65
    Diluted                                                        0.33     0.33       0.68     0.65


Per share figures and shares outstanding have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                                     6/30/99      12/31/98
                                                                     ---------    ---------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                               $   8,987    $   6,422
  Interest bearing                                                         541           42
  Federal funds sold                                                     5,900       13,900
                                                                     ---------    ---------
    Total cash and cash equivalents                                     15,428       20,364

Securities available for sale, at fair value                            94,336       89,157

Investment securities (approximate fair value at June 30, 1999 -
  $14,565; at December 31, 1998 - $18,125)                              14,164       17,397

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                1,536          975

Loans                                                                  185,612      132,027
  Unearned income                                                      (10,469)     (10,190)
  Allowance for loan losses                                             (2,783)      (1,580)
                                                                     ---------    ---------
    Net loans                                                          172,360      120,257

Premises and equipment                                                   3,700        2,575
Accrued interest receivable                                              1,773        1,460
Other assets                                                            11,055        3,383
                                                                     ---------    ---------
    Total assets                                                     $ 314,352    $ 255,568
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non interest bearing)                                      $  23,278    $  23,268
  Regular savings, N.O.W. and money market accounts                    108,890       90,934
  Certificates and time deposits of $100,000 or more                    43,448       30,439
  Other time deposits                                                   84,970       61,745
                                                                     ---------    ---------
    Total deposits                                                     260,586      206,386

Securities sold under agreements to repurchase                          12,773       12,844
Notes payable - Federal Home Loan Bank                                   8,333        4,000
Other liabilities                                                        1,334          827
                                                                     ---------    ---------
    Total liabilities                                                  283,026      224,057

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,400,000 shares issued at June 30, 1999 and 1,600,000
  shares issued at December 31, 1998                                     6,000        4,000
Surplus                                                                  2,393        4,000
Undivided profits                                                       24,044       23,165
Accumulated other comprehensive income/(loss)                           (1,111)         346
                                                                     ---------    ---------
    Total stockholders' equity                                          31,326       31,511
                                                                     ---------    ---------
    Total liabilities and stockholders' equity                       $ 314,352    $ 255,568
                                                                     =========    =========

Share amounts have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                              6 MONTHS ENDED
                                                                                 JUNE 30,
                                                                            1999        1998
                                                                            --------    --------
Cash flows from operating activities:
  Net income                                                                $  1,633    $  1,570
Adjustments to reconcile net income to cash and cash
  equivalents provided by operating activities:
    Decrease in interest receivable                                              122          16
    Increase in other assets                                                    (370)       (316)
    Increase in other liabilities                                                252          85
    Deferred income tax (benefit) expense                                       (113)         16
    Depreciation and amortization expense                                        231         139
    Net increase in cash surrender value of bank-owned life insurance            (51)        (53)
    Amortization of premiums/discounts on securities, net                        112         107
    Net gain on sale of securities                                               (70)          0
    Provision for loan losses                                                    120         120
                                                                            --------    --------
    Total adjustments                                                            233         114
                                                                            --------    --------
      Net cash provided by operating activities                                1,866       1,684
                                                                            --------    --------

Cash flows from investing activities:
  Purchase of investment securities                                             (988)       (261)
  Purchase of securities available for sale                                  (15,669)    (22,853)
  Purchase of FRB and FHLB stock                                                (100)        (23)
  Proceeds from matured investment securities                                  4,209       9,517
  Proceeds from matured securities available for sale                         16,259      13,469
  Proceeds from sale of securities available for sale                          3,880           0
  Net increase in loans                                                       (2,615)     (4,472)
  Purchases of premises and equipment, net                                      (129)       (244)
  Cash and cash equivalents acquired in acquisition, net of cash paid        (10,636)          0
                                                                            --------    --------
       Net cash used by investing activities                                  (5,789)     (4,867)
                                                                            --------    --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                         (2,238)      5,146
  Increase (decrease) in securities sold under agreement to repurchase           (71)      7,594
  Increase in notes payable - FHLB                                             2,000           0
  Payment of dividends                                                          (704)       (672)
                                                                            --------    --------
       Net cash provided (used) by financing activities                       (1,013)     12,068
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents                          (4,936)      8,885
Cash and cash equivalents beginning of period                                 20,364       9,407
                                                                            --------    --------

Cash and cash equivalents end of period                                     $ 15,428    $ 18,292
                                                                            ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                $  3,889    $  3,668
    Income taxes                                                                 510         767
Supplemental schedule of noncash investing activities:
  Net reduction in loans resulting from the transfer to real estate owned        176           3

Fair value of non-cash assets acquired in acquisition                       $ 65,610    $      0
Fair value of liabilities assumed in acquisition                              59,151           0
Fair value of stock options issued in acquisition                                393           0


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

The accounting and reporting policies of CNB Bancorp, Inc. (the Company) and City National Bank and Trust Company (subsidiary Bank) conform to generally accepted accounting principles in a consistent manner and are in accordance with the general practices within the banking field. Amounts in the prior periods' consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current period's consolidated financial statements.

In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 and the changes in cash flows for the six months ended June 30, 1999 and 1998. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1998 Annual Report and Form 10-K.

2. EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 1999 and 1998. Per share figures and shares outstanding have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

                                                               Income            Shares          Per Share
                                                               (Numerator)       (Denominator)   Amount
                                                               -----------       -------------   ---------
For the Three Months Ended June 30, 1999:
Basic EPS: Income Available to Common Shareholders             $  802            2,400           $0.33
                                                                                                 =====
Dilutive Effect of Stock Options                                    0               21
                                                               ------            -----
Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                      $  802            2,421           $0.33
                                                               ======            =====           =====

For the Three Months Ended June 30, 1998:
Basic EPS: Income Available to Common Shareholders             $  784            2,400           $0.33
                                                                                                 =====
Dilutive Effect of Stock Options                                    0                0
                                                               ------            -----
Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                      $  784            2,400           $0.33
                                                               ======            =====           =====

For the Six Months Ended June 30, 1999:
Basic EPS: Income Available to Common Shareholders             $1,633            2,400           $0.68
                                                                                                 =====
Dilutive Effect of Stock Options                                    0               17
                                                               ------            -----
Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                      $1,633            2,417           $0.68
                                                               ======            =====           =====

For the Six Months Ended June 30, 1998:
Basic EPS: Income Available to Common Shareholders             $1,570            2,400           $0.65
                                                                                                 =====
Dilutive Effect of Stock Options                                    0                0
                                                               ------            -----
Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                      $1,570            2,400           $0.65
                                                               ======            =====           =====

3. COMPREHENSIVE INCOME

The Company recorded a total comprehensive loss of $313,000 for the three months ended June 30, 1999 as compared to total comprehensive income of $808,000 for the three months ended June 30, 1998. For the six month periods ended June 30, 1999 and 1998 the Company recorded total comprehensive income of $176,000 and $1,573,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period. The following summarizes the components of other comprehensive income for the six month periods ending June 30 (in thousands):

                                                                           1999       1998
                                                                           -------    -------
Unrealized gains (losses) on securities:
  Net unrealized holding gains (losses) arising during the period,
  net of taxes of $941 in 1999 and ($1) in 1998                            $(1,415)   $     3

  Reclassification adjustment for net realized gains included in income,
  net of taxes of ($28) in 1999 and $0 in 1998                                  42          0
                                                                           -------    -------
  Other comprehensive income (loss), net of taxes of $913 in 1999 and
  ($1) in 1998                                                             $(1,457)   $     3
                                                                           =======    =======

4. ACQUISITION

On June 1, 1999, the Company acquired Adirondack Financial Services Bancorp, Inc. (Adirondack) and its wholly owned subsidiary, Gloversville Federal Savings and Loan Association. At the date of the merger, Adirondack had approximately $67.8 million in assets, $56.4 million in deposits and $8.9 million in shareholders' equity. Pursuant to the merger agreement, Adirondack was merged into CNB Bancorp, Inc. and Gloversville Federal Savings and Loan Association was merged into City National Bank and Trust Company. The combined bank now operates as one institution under the name of City National Bank and Trust Company.

Upon consummation of the merger, each share of Adirondack received $21.92 in cash which totaled approximately $14.6 million. In addition, under the merger agreement, the Company agreed to assume 41,302 unvested options to purchase shares of Adirondack and exchange same at a rate of .575 options to purchase stock in CNB Bancorp, Inc constituting 23,749 shares.

The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Adirondack resulted in approximately $4.7 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of Adirondack have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                     CNB BANCORP, INC.

  July 30, 1999                      By /s/ William N. Smith
-----------------                    ----------------------------------
       Date                          William N. Smith
                                     Chairman of the Board, President
                                     and Chief Executive Officer

  July 30, 1999                      By /s/ George A. Morgan
-----------------                    ----------------------------------
       Date                          George A. Morgan
                                     Vice President and Secretary
                                     (Principal Financial Officer)

                              CNB BANCORP, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

   CNB Bancorp, Inc., a New York corporation, organized in 1988, is a registered bank holding company headquartered in Gloversville, New York. Its wholly-owned subsidiary, City National Bank and Trust Company, was organized in 1887 and is also headquartered in Gloversville, New York, with five branches located in the county of Fulton and one branch located in the county of Saratoga. The subsidiary Bank is a full service commercial Bank that offers a broad range of demand and time deposits; consumer, mortgage, and commercial loans; and trust and investment services. The subsidiary Bank is a member of the Federal Deposit Insurance Corporation and the Federal Reserve System and is subject to regulation and supervision of the Federal Reserve and the Comptroller of the Currency.

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

FINANCIAL REVIEW:

Acquisition:

     On June 1, 1999, the Company acquired Adirondack Financial Services Bancorp, Inc. (Adirondack) and its wholly owned subsidiary, Gloversville Federal Savings and Loan Association. At the date of the merger, Adirondack had approximately $67.8 million in assets, $56.4 million in deposits and $8.9 million in shareholders' equity. Pursuant to the merger agreement, Adirondack was merged into CNB Bancorp, Inc. and Gloversville Federal Savings and Loan Association was merged into City National Bank and Trust Company. The combined bank now operates as one institution under the name of City National Bank and Trust Company.

     Upon consummation of the merger, each share of Adirondack received $21.92 in cash which totaled approximately $14.6 million. In addition, under the merger agreement, the Company agreed to assume 41,302 unvested options to purchase shares of Adirondack and exchange same at a rate of .575 options to purchase stock in CNB Bancorp, Inc constituting 23,749 shares.

     The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Adirondack resulted in approximately $4.7 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of Adirondack have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.

Financial Condition:

     Comparison of Financial Condition at June 30, 1999 and December 31, 1998. Total assets at June 30, 1999 were $314.4 million, an increase of $58.8 million, or 23.0%, over the December 31, 1998 amount of $255.6 million. The primary reason for the increase in total assets was the previously discussed acquisition of Adirondack which had total assets of $67.8 million at the date of the acquisition.

     Federal funds sold decreased to $5.9 million at June 30, 1999 from $13.9 million at December 31, 1998 due primarily to the cash purchase of Adirondack. Securities available for sale increased by $5.1 million, from $89.2 million at December 31, 1998, to $94.3 million at June 30, 1999, due primarily to the $12.1 million in securities (at fair value) acquired from Adirondack. Federal Home Loan Bank of New York (FHLB) stock increased $0.6 million, or 60.0%, due to a combination of purchases of additional stock of $0.1 million and the $0.5 million in FHLB stock acquired from Adirondack.

     Loans receivable, net increased $53.3 million, or 43.8%, from $121.8 million at December 31, 1998, to $175.1 million at June 30, 1999, due primarily to the $51.0 million in net loans (at fair value) acquired from Adirondack. The majority of the loans acquired from Adirondack were one-to-four family residential mortgage loans ($35.8 million), but also included multi-family and commercial real estate ($6.5 million), commercial business ($3.6 million), construction ($0.3 million), home equity ($2.7 million) and other consumer loans ($2.1 million).

     The acquisition of Adirondack resulted in approximately $4.7 million in goodwill,which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized over fifteen years using the straight-line method.

     Deposits at June 30, 1999 were $260.6 million an increase of $54.2 million, or 26.3%, over the balance of $206.4 million at December 31, 1998. The main reason for the increase was the deposits assumed in the acquisition of Adirondack, which totaled $56.4 million (at fair value) at the acquisition date.

     Shareholders' equity decreased $0.2 million, or 0.6%, from $31.5 million at December 31, 1998 to $31.3 million at June 30, 1999, due primarily to the reduction in accumulated other comprehensive income of $1.5 million, from an unrealized gain of $0.4 million at December 31, 1998 to an unrealized loss of $1.1 million at June 30, 1999. This reduction was offset by year to date net income of $1.6 million less cash dividends paid of $0.7 million. In addition, shareholders' equity was increased $0.4 million related to stock options granted to certain Adirondack employees and directors in exchange for their stock options in Adirondack.

     On July 26, 1999, the Board of Directors declared a 3 for 2 split of its common stock effected in the form of a 50% stock dividend. The stock split was recorded as of June 30, 1999 by a transfer of $2.0 million from surplus to common stock, representing the $2.50 par value for each additional share issued. The number of shares issued at June 30, 1999, after giving effect to the split, was 2.4 million (1.6 million shares immediately prior to the split). The June 30, 1999 share data and all per share data has been restated to reflect the split.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 1999. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.

     The Company closed on the purchase of Adirondack Financial Services Bancorp, Inc. during the second quarter of 1999. The purchase price of $14.6 million came from Federal Funds Sold, maturing available for sale and investment securities and the sale of $4.0 million of securities available for sale.

Capital Resources:

   Stockholder's equity to total assets decreased during the first six months of 1999 from 12.3% at December 31, 1998 to 10.0% at June 30, 1999. This
decrease was primarily due to the resulting goodwill of approximately $4.7 million related to the purchase of Adirondack Financial Services Bancorp, Inc. on June 1, 1999 as well as the increase in assets related to that acquisition and normal asset growth.

   The table below shows the Companys' current ratios, December 31, 1998 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                            Regulatory
                                                              06/30/99      12/31/98        Guidelines
                                                              --------      --------        ----------
  Tier 1 risk based capital to net risk weighted assets       16.3%         23.4%           4.0%
  Total risk based capital to net risk weighted assets        17.6          24.6            8.0

  Leverage ratio (Tier 1/adjusted total assets)                9.9          12.5            3.0

  These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the second quarter of 1999 increased $567,000 or 13.5% from the corresponding period of 1998, while total interest expense increased $211,000 or 10.6% from the corresponding period of 1998. Net interest income increased $356,000 or 16.2% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $2.1 million as compared to the corresponding period of 1998. This was partially offset by a decline in the net interest margin from 4.32% in 1998 to 4.14% in 1999. The increases in the average interest earning assets and interest bearing liabilities are primarily the result of the acquisition of Adirondack which began effecting these averages as of the acquisition date of June 1, 1999.

     The increase in interest on securities available for sale of $487,000 is due to the increase of $32.6 million in average outstanding volume of available for sale securities compared to the second quarter of 1998. Maturing held to maturity securities are primarily being reinvested in available for sale securities and new growth in securities is being invested primarily in available for sale securities.

     The provision for loan losses of $60,000 was unchanged from the prior year period. Net charge-offs decreased $6,000 to $35,000 from the prior year period, a decrease of 14.6%. Non-performing loans increased from $529,000 at December 31, 1998 to $1,143,000 at June 30, 1999, an increase of $614,000.
The provision was maintained at its current level due primarily to the increase in non-performing loans. The allowance for loan losses as a percent of loans outstanding was 1.59% at June 30, 1999 as compared to 1.30% at December 31, 1998. The increase in the allowance for loan losses to outstanding loans was primarily due to the acquisition of Adirondack.

     Non-interest income increased $120,000 or 50.8% from the corresponding period of 1998. This increase was primarily due to sales of available for sale securities, deposit account service charges and increases in service fees collected on merchant credit card sales.

     Non-interest expense increased $471,000 or 37.1% from the corresponding period of 1998 due primarily to higher salaries and employee benefits, higher furniture and equipment expense, higher external data processing expenses and higher legal and professional fees. The higher salaries and employee benefits were primarily attributed to the adding of two new offices as of June 1, 1999 with the acquistion of Gloversville Federal Savings and Loan Association. The higher furniture and equipment expense was also a result of acquiring Gloversville Federal consisting of additional depreciation expense. The higher data processing expenses related to preparation and testing of all data hardware and software in preparation for the Year 2000, the outsourcing of our proof and transit department and costs associated with the conversion of Gloversville Federal accounts to our Horizon system. The higher other expenses are primarily due to increased legal and professional fees which were primarily related to the startup costs of CNB REIT Corp., a subsidiary of City National Bank and Trust Company. Additional expenses were also incurred with goodwill amortization and merchant credit card processing expenses.

     Net income increased $18,000 or 2.3% as compared to the same period of 1998. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first six months of 1999 increased $798,000 or 9.6% from the corresponding period of 1998, while total interest expense increased $298,000 or 7.8% from the corresponding period of 1998. Net interest income increased $500,000 or 11.2% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $2.9 million as compared to the corresponding period of 1998. This was partially offset by a decline in the net interest margin from 4.46% in 1998 to 4.23% in 1999. The increases in year to date average interest earning assets and interest bearing liabilities were also due to the Adirondack acquisition.

     The increase in interest on securities available for sale of $988,000 is due to the increase of $33.2 million in average outstanding volume of available for sale securities compared to the first six months of 1998. Maturing held to maturity securities are primarily being reinvested in available for sale securities and new growth in securities is being invested primarily in available for sale securities.

     The provision for loan losses of $120,000 was unchanged from the prior year period. Net charge-offs increased $19,000 to $83,000 from the prior year period, an increase of 29.7%. The provision was maintained at its current level due to the increase in net charge offs as well as the increase in non-performing loans discussed above.

     Non-interest income increased $181,000 or 39.8% from the corresponding period of 1998. This increase was primarily due to sales of available for sale securities, deposit account service charges and increases in service fees collected on merchant credit card sales.

     Non-interest expense increased $614,000 or 23.9% from the corresponding period of 1998 due primarily to higher salaries and employee benefits, higher furniture and equipment expense, higher external data processing expenses and higher legal and professional fees. The higher salaries and employee benefits were primarily attributed to the adding of two new offices as of June 1, 1999 with the acquistion of Gloversville Federal Savings and Loan Association. The higher furniture and equipment expense was also a result of acquiring Gloversville Federal consisting of additional depreciation expense. The higher data processing expenses related to preparation and testing of all data hardware and software in preparation for the Year 2000, the outsourcing of our proof and transit department and costs associated with the conversion of Gloversville Federal accounts to our Horizon system. The higher legal and professional fees were primarily related to the startup costs of CNB REIT Corp., a subsidiary of City National Bank and Trust Company. Additional expenses were also incurred with goodwill amortization, the collection of merchant sales tickets and other real estate expenses.

     Net income increased $63,000 or 4.0% as compared to the same period of 1998. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

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

     The subsidiary Bank has also evaluated the Year 2000 readiness of its funds providers and funds takers. They concluded that their primary funds providers fall into two categories: (1) municipal depositors and (2) the same entities as their primary commercial borrowers. The municipal deposit base was evaluated and was assigned a minimal overall risk based on the fact that favorable responses have been received from inquiries regarding their Year 2000 readiness. The commercial portfolio was evaluated and assigned a minimal overall risk based on the following criteria: loan balances and types, collateral, the subsidiary Bank's knowledge of the businesses and the businesses' self assessment. Correspondent banks are the subidiary Bank's primary non-commercial funds takers. A low level of risk has been associated with this group. All organizations will continue to be evaluated to assure readiness for the Year 2000.

     The Committee has also focused on contingency planning. Although assurances have been made of all mission critical systems' Year 2000 compliance, the Committee has drafted a business resumption contingency plan which will ensure the subsidiary Bank's ability to temporarily do business without the services of any mission critical vendor.

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

     The subsidiary Bank's goal was to meet all federally mandated year 2000 milestones and complete all year 2000 related planning before June 30, 1999. This goal has been reached. Year 2000 will remain an important issue for the subsidiary Bank throughout 1999. The Company is confident that the subsidiary Bank will be ready to enter the Year 2000 without significant problems. The Company does not foresee the Year 2000 having any material negative impact on its financial condition or the results of operations.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of June 30, 1999, assuming an increase or decrease of 200 basis points in interest rates.

         Change in         Estimated Net          Change in
       Interest Rate      Interest Margin        Net Interest
      (basis points)       ($000 omitted)           Margin
      --------------      ---------------        ------------
           +200               10,213                  2.0%
           +100               10,098                  0.8
              0               10,013                  0.0
           -100                9,770                 (2.4)
           -200                9,611                 (4.0)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At June 30, 1999 the Company had a negative one year cumulative gap position.

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

     As of June 30, 1999 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 1999 was 3.51% of total assets. The acquisition of Adirondack did not have any material impact on the cumulative interest rate sensitivity gap as of June 30, 1999.

                              CNB BANCORP, INC.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting

1. Election of Directors:

     At the annual meeting held April 20, 1999, shareholders of the Company were asked to consider the Company's nominees for directors and to elect three (3) directors, to serve for a term of three (3) years. The Company's nominees for director were: William N. Smith, Brian K. Hanaburgh, and Clark Easterly, Sr. The results of shareholder voting are as follows:

Director                      For               Against        Abstain
--------                      ---               -------        -------
William N. Smith              1,010,752           160          0
Brian K. Hanaburgh            1,009,392         1,520          0
Clark Easterly, Sr.           1,010,752           160          0

     Directors continuing in office are: John C. Miller, Frank E. Perrella, Robert L. Maider, George A, Morgan, Clark D. Subik, Deborah H. Rose and Theodore E. Hoye III.