Form 10-Q
period 1999-09-30
CNB BANCORP INC /NY/
filed 1999-11-15
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999        Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
Class of Common Stock                             as of October 25, 1999
   $2.50 par value                                      2,401,390

                       CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                     Page No.

PART I FINANCIAL INFORMATION

Item 1 Consolidated interim financial statements (unaudited):

       Consolidated statements of income for the three months
       ending September 30, 1999 and 1998 and the nine months
       ending June 30, 1999 and 1998                                 1

       Consolidated statements of financial condition as of
       September 30, 1999 and December 31, 1998                      2

       Consolidated statements of cash flows for the nine months
       ending September 30, 1999 and 1998                            3

       Notes to consolidated financial statements                    4 - 5

Item 2 Management's discussion and analysis

Item 3 Quantitative and qualitative disclosures about market risk


PART II OTHER INFORMATION

Item 1 Legal proceedings - none

Item 2 Changes in securities - none

Item 3 Defaults upon senior securities - none

Item 4 Submission of matters to a vote of security holders - none

Item 5 Other information - none

Item 6 (a) Exhibits - not applicable
       (b) Reports on Form 8-K - July 15, 1999 - Report of Unscheduled Material Events, August 3, 1999 - Report of Unscheduled Material Events, Form 8-K/A - August 16, 1999 - Amended Report of Unscheduled Material Events

                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                                    3 MONTHS ENDED            9 MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                    1999         1998         1999         1998
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                        $3,652       $2,643       $ 9,214      $ 8,011
  Interest on federal funds sold                                        98          206           356          460
  Interest on balances due from depository institutions                  4            3            65           11
  Interest on securities available for sale                          1,469        1,036         4,167        2,746
  Interest on investment securities                                    203          358           660        1,257
  Dividends on FRB and FHLB stock                                       29           15            62           47

    Total interest and dividend income                               5,455        4,261        14,524       12,532

INTEREST EXPENSE
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                 581          580         1,627        1,639
    Regular savings, N.O.W. and money market accounts                  655          453         1,571        1,355
    Other time deposits                                              1,067          862         2,743        2,503
  Interest on securities sold under agreements to repurchase           148          165           479          378
  Interest on other borrowed money                                     105            0           249            0

    Total interest expense                                           2,556        2,060         6,669        5,875
NET INTEREST INCOME                                                  2,899        2,201         7,855        6,657
  Provision for loan losses                                             60           60           180          180

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                    2,839        2,141         7,675        6,477

OTHER INCOME
  Income from fiduciary activities                                      45           37           122          111
  Service charges on deposit accounts                                  110           85           299          242
  Net gain on sale of securities                                         0            0            70            0
  Other income                                                         284          177           584          401

    Total other income                                                 439          299         1,075          754

OTHER EXPENSES

  Salaries and employee benefits                                       931          674         2,337        1,976
  Occupancy expense, net                                               104           73           279          232
  Furniture and equipment expense                                      196           72           411          230
  External data processing expense                                     221          210           654          510
  Other expenses                                                       621          290         1,572          937

    Total other expenses                                             2,073        1,319         5,253        3,885

INCOME BEFORE INCOME TAXES                                           1,205        1,121         3,497        3,346
  Applicable income taxes                                              376          332         1,035          987

NET INCOME                                                          $  829       $  789       $ 2,462      $ 2,359

  Earnings per share
    Basic                                                           $ 0.35       $ 0.33       $  1.03      $  0.98
    Diluted                                                           0.34         0.33          1.02         0.98

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

     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                                9/30/99         12/31/98

ASSETS
Cash and cash equivalents:
  Non-interest bearing                                          $ 12,426        $  6,422
  Interest bearing                                                   367              42
  Federal funds sold                                               9,900          13,900

    Total cash and cash equivalents                               22,693          20,364

Securities available for sale, at fair value                      94,629          89,157

Investment securities (approximate fair value at September
  30, 1999 - $14,081; at December 31, 1998 - $18,125)             13,786          17,397

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                          1,986             975

Loans                                                            184,778         132,027
  Unearned income                                                (10,920)        (10,190)
  Allowance for loan losses                                       (2,790)         (1,580)

    Net loans                                                    171,068         120,257

Premises and equipment                                             3,575           2,575
Accrued interest receivable                                        1,958           1,460
Other assets                                                      10,377           3,383

    Total assets                                                $320,072        $255,568


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non interest bearing)                                 $ 27,350        $ 23,268
  Regular savings, N.O.W. and money market accounts              106,213          90,934
  Certificates and time deposits of $100,000 or more              53,181          30,439
  Other time deposits                                             82,659          61,745

    Total deposits                                               269,403         206,386

Securities sold under agreements to repurchase                    10,191          12,844
Notes payable - Federal Home Loan Bank                             8,254           4,000
Other liabilities                                                    719             827

    Total liabilities                                            288,567         224,057

STOCKHOLDERS' EQUITY

Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,400,000 shares issued at September 30, 1999 and
  1,600,000 shares issued at December 31, 1998                     6,000           4,000
Surplus                                                            4,393           4,000
Undivided profits                                                 22,571          23,165
Accumulated other comprehensive income/(loss)                     (1,459)            346

    Total stockholders' equity                                    31,505          31,511

    Total liabilities and stockholders' equity                  $320,072        $255,568


Share amounts have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                              9 MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            1999           1998

Cash flows from operating activities:
    Net income                                                              $  2,462       $  2,359
Adjustments to reconcile net income to cash and cash
  equivalents provided by operating activities:
    (Increase) decrease in interest receivable                                   (63)          (181)
    (Increase) decrease in other assets                                          635           (258)
    Increase (decrease) in other liabilities                                    (363)           311
    Deferred income tax (benefit) expense                                         51              1
    Depreciation and amortization expense                                        518            207
    Net increase in cash surrender value of bank-owned life insurance            (76)           (80)
    Amortization of premiums/discounts on securities, net                        163            160
    Net gain on sale of securities                                               (70)             0
    Provision for loan losses                                                    180            180

    Total adjustments                                                            975            340

      Net cash provided (used) by operating activities                         3,437          2,699

Cash flows from investing activities:
    Purchase of investment securities                                         (1,583)        (1,142)
    Purchase of securities available for sale                                (19,456)       (41,674)
    Purchase of FRB and FHLB stock                                              (550)           (23)
    Proceeds from matured investment securities                                5,176         12,426
    Proceeds from matured securities available for sale                       19,168         20,367
    Proceeds from sale of securities available for sale                        3,880              0
    Net (increase) decrease  in loans                                         (1,524)          (617)
    Purchases of premises and equipment, net                                    (182)          (342)
    Cash and cash equivalents acquired in acquisition, net of cash paid      (10,828)             0

      Net cash provided (used) by investing activities                        (5,899)       (11,005)

Cash flows from financing activities:
    Net increase (decrease) in deposits                                        6,579          8,645
    Increase (decrease) in securities sold under agreement to repurchase      (2,653)         8,131
    Increase in notes payable - FHLB                                           1,921              0
    Payment of dividends                                                      (1,056)        (1,008)

      Net cash provided (used) by financing activities                         4,791         15,768


Net increase (decrease) in cash and cash equivalents                           2,329          7,462
Cash and cash equivalents beginning of period                                 20,364          9,407


Cash and cash equivalents end of period                                     $ 22,693       $ 16,869

Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                              $  6,544       $  5,664
      Income taxes                                                               785            984
Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned      285             37

  Fair value of non-cash assets acquired in acquisition                     $ 65,464       $      0
  Fair value of liabilities assumed in acquisition                            59,026              0
  Fair value of stock options issued in acquisition                              393              0

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

In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and the changes in cash flows for the nine months ended September 30, 1999 and 1998. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1998 Annual Report and Form 10-K.

2. EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and nine month periods ended September 30, 1999 and 1998. Per share figures and shares outstanding have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

                                                           Income        Shares            Per Share
                                                           (Numerator)   (Denominator)     Amount

For the Three Months Ended September 30, 1999:
Basic EPS: Income Available to Common Shareholders         $  829        2,400             $0.35

Dilutive Effect of Stock Options                                0           36

Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                  $  829        2,436             $0.34

For the Three Months Ended September 30, 1998:
Basic EPS: Income Available to Common Shareholders         $  789        2,400             $0.33

Dilutive Effect of Stock Options                                0            0

Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                  $  789        2,400             $0.33

For the Nine Months Ended September 30, 1999:
Basic EPS: Income Available to Common Shareholders         $2,462        2,400             $1.03

Dilutive Effect of Stock Options                                0           22

Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                  $2,462        2,422             $1.02

For the Nine Months Ended September 30, 1998:
Basic EPS: Income Available to Common Shareholders         $2,359        2,400             $0.98

Dilutive Effect of Stock Options                                0            0

Diluted EPS: Income Available to Common Shareholders
  and Assumed Conversions                                  $2,359        2,400             $0.98


3. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $481,000 for the three months ended September 30, 1999 as compared to total comprehensive income of $1,148,000 for the three months ended September 30, 1998. For the nine month periods ended September 30, 1999 and 1998 the Company recorded total comprehensive income of $657,000 and $2,721,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period. The following summarizes the components of other comprehensive income for the nine month periods ending September 30 (in thousands):

                                                                                1999          1998
Unrealized gains (losses) on securities:
  Net unrealized holding gains (losses) arising during the period,
    net of taxes of $1,190 in 1999 and ($241) in 1998                           ($1,763)      $362
  Reclassification adjustment for net realized gains included in income,
    net of taxes of ($28) in 1999 and $0 in 1998                                     42          0

  Other comprehensive income (loss), net of taxes of $1,162 in 1999 and
    ($241) in 1998                                                              ($1,805)      $362


4. ACQUISITION

On June 1, 1999, the Company acquired Adirondack Financial Services Bancorp, Inc. (Adirondack) and its wholly owned subsidiary, Gloversville Federal Savings and Loan Association. At the date of the merger, Adirondack had approximately $68.5 million in assets, $56.4 million in deposits and $9.5 million in shareholders' equity. Pursuant to the merger agreement, Adirondack was merged into CNB Bancorp, Inc. and Gloversville Federal Savings and Loan Association was merged into City National Bank and Trust Company. The combined bank now operates as one institution under the name of City National Bank and Trust Company.

Upon consummation of the merger, each share of Adirondack received $21.92 in cash which totaled approximately $14.6 million. In addition, under the merger agreement, the Company agreed to assume 41,302 unvested options to purchase shares of Adirondack and exchange same at a rate of .575 options to purchase stock in CNB Bancorp, Inc constituting 23,749 shares.

The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Adirondack resulted in approximately $4.8 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of Adirondack have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.

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

                                        CNB BANCORP, INC.


October 25, 1999                        By /s/ William N. Smith

      Date                                     William N. Smith
                                               Chairman of the Board, President
                                               and Chief Executive Officer

October 25, 1999                        By /s/ George A. Morgan

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

FINANCIAL REVIEW:

Acquisition:

     On June 1, 1999, the Company acquired Adirondack Financial Services Bancorp, Inc. (Adirondack) and its wholly owned subsidiary, Gloversville Federal Savings and Loan Association. At the date of the merger, Adirondack had approximately $68.5 million in assets, $56.4 million in deposits and $9.5 million in shareholders' equity. Pursuant to the merger agreement, Adirondack was merged into CNB Bancorp, Inc. and Gloversville Federal Savings and Loan Association was merged into City National Bank and Trust Company. The combined bank now operates as one institution under the name of City National Bank and Trust Company.

     Upon consummation of the merger, each share of Adirondack received $21.92 in cash which totaled approximately $14.6 million. In addition, under the merger agreement, the Company agreed to assume 41,302 unvested options to purchase shares of Adirondack and exchange same at a rate of .575 options to purchase stock in CNB Bancorp, Inc constituting 23,749 shares.

     The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Adirondack resulted in approximately $4.8 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of Adirondack have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.

Financial Condition:

     Comparison of Financial Condition at September 30, 1999 and December 31, 1998. Total assets at September 30, 1999 were $320.0 million, an increase of $64.4 million, or 25.2%, over the December 31, 1998 amount of $255.6 million. The primary reason for the increase in total assets was the previously discussed acquisition of Adirondack which had total assets of $68.5 million at the date of the acquisition.

     Federal funds sold decreased to $9.9 million at September 30, 1999 from $13.9 million at December 31, 1998 due primarily to the cash purchase of Adirondack. Securities available for sale increased by $5.4 million, from $89.2 million at December 31, 1998, to $94.6 million at September 30, 1999, due primarily to the $12.1 million in securities (at fair value) acquired from Adirondack. Federal Home Loan Bank of New York (FHLB) and Federal Reserve Bank of New York (FRB) stock increased $1.0 million, or 100.0%, due to a combination of purchases of additional stock of $0.5 million and the $0.5 million in FHLB stock acquired from Adirondack.

     Loans receivable, net of unearned income, increased $52.1 million, or 42.8%, from $121.8 million at December 31, 1998, to $173.9 million at September 30, 1999, due primarily to the $51.0 million in net loans (at fair value) acquired from Adirondack. The majority of the loans acquired from Adirondack were one-to-four family residential mortgage loans ($35.8 million), but also included multi-family and commercial real estate ($6.5 million), commercial business ($3.6 million), construction ($0.3 million), home equity ($2.7 million) and other consumer loans ($2.1 million).

     The acquisition of Adirondack resulted in approximately $4.8 million in goodwill,which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized over fifteen years using the straight-line method.

     Deposits at September 30, 1999 were $269.4 million an increase of $63.0 million, or 30.5%, over the balance of $206.4 million at December 31, 1998. The main reason for the increase was the deposits assumed in the acquisition of Adirondack, which totaled $56.4 million (at fair value) at the acquisition date.

     Shareholders' equity remained unchanged at $31.5 million from December 31, 1998 to September 30, 1999. This was primarily due to the reduction in accumulated other comprehensive income of $1.8 million, from an unrealized gain of $0.3 million at December 31, 1998 to an unrealized loss of $1.5 million at September 30, 1999, being offset by year to date net income of $2.5 million less cash dividends paid of $1.1 million. In addition, shareholders' equity was increased $0.4 million related to stock options granted to certain Adirondack employees and directors in exchange for their stock options in Adirondack.

     On July 26, 1999, the Board of Directors declared a 3 for 2 split of its common stock effected in the form of a 50% stock dividend. The stock split was recorded as of June 30, 1999 by a transfer of $2.0 million from surplus to common stock, representing the $2.50 par value for each additional share issued. The number of shares issued at June 30, 1999, after giving effect to the split, was 2.4 million (1.6 million shares immediately prior to the split). The September 30, 1999 share data and all per share data has been restated to reflect the split.

Liquidity:

     There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 1999. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.

     The Company closed on the purchase of Adirondack Financial Services Bancorp, Inc. during the second quarter of 1999. The purchase price of $14.6 million came from Federal Funds Sold, maturing available for sale and investment securities and the sale of $4.0 million of securities available for sale.

Capital Resources:

     Stockholder's equity to total assets decreased during the first nine months of 1999 from 12.3% at December 31, 1998 to 9.8% at September 30, 1999. This decrease was primarily due to the resulting goodwill of approximately $4.8 million related to the purchase of Adirondack Financial Services Bancorp, Inc. on June 1, 1999 as well as the increase in assets related to that acquisition and normal asset growth.

   The table below shows the Companys' current ratios, December 31, 1998 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                 Regulatory
                                                          9/30/99    12/31/98    Guidelines

Tier 1 risk based capital to net risk weighted assets     17.0%      23.4%       4.0%
Total risk based capital to net risk weighted assets      18.2       24.6        8.0

Leverage ratio (Tier 1/adjusted total assets)              9.1       12.5        3.0

These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the third quarter of 1999 increased $1,194,000 or 28.0% from the corresponding period of 1998, while total interest expense increased $496,000 or 24.1% from the corresponding period of 1998. Net interest income increased $698,000 or 31.7% from the prior year period reflecting the volume increases in interest earning assets and interest bearing liabilities as a result of the acquisition of Adirondack on June 1, 1999. This acquisition helped to improve the net interest margin slightly from 4.17% in 1998 to 4.19% in 1999.

     The increase in interest on securities available for sale of $433,000 is due to the increase of $28.6 million in average outstanding volume of available for sale securities compared to the third quarter of 1998. Maturing held to maturity securities are primarily being reinvested in available for sale securities and new growth in securities is being invested primarily in available for sale securities. The Adirondack acquisition also contributed $12.1 million in available for sale securities as of June 1, 1999.

     The provision for loan losses of $60,000 was unchanged from the prior year period. Net charge-offs increased $12,000 to $54,000 from the prior year period, an increase of 28.6%. Non-performing loans decreased from $529,000 at December 31, 1998 to $440,000 at at September 30, 1999, a decrease of $89,000. The provision was maintained at its current level due primarily to the overall evaluation of the allowance for loan losses as of September 30, 1999. The allowance for loan losses as a percent of loans outstanding was 1.60% at September 30, 1999 as compared to 1.30% at December 31, 1998. The increase in the allowance for loan losses to outstanding loans was primarily due to the acquisition of Adirondack, which generally had higher credit risk loans.

     Non-interest income increased $140,000 or 46.8% from the corresponding period of 1998. This increase was primarily due to the increase in our dividend on credit insurance plans, deposit account service charges and increases in service fees collected on merchant credit card sales.

     Non-interest expense increased $754,000 or 57.2% from the corresponding period of 1998 due primarily to higher salaries and employee benefits, higher furniture and equipment expense, higher external data processing expenses and higher legal and professional fees. The higher salaries and employee benefits were primarily attributed to the adding of two new offices as of June 1, 1999 with the acquistion of Gloversville Federal Savings and Loan Association. The higher furniture and equipment expense was also a result of acquiring Gloversville Federal consisting of additional depreciation expense. The higher data processing expenses related to preparation and testing of all data hardware and software in preparation for the Year 2000, the outsourcing of our proof and transit department and costs associated with the conversion of Gloversville Federal accounts to our Horizon system. The higher other expenses are primarily due to increased legal and professional fees which were primarily related to the startup costs of CNB REIT Corp., a subsidiary of City National Bank and Trust Company. Additional expenses were also incurred with goodwill amortization and merchant credit card processing expenses.

     Net income increased $40,000 or 5.1% as compared to the same period of 1998. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

Most Recent Year to Date and Corresponding Prior Year to Date Period:

     Total interest and dividend income for the first nine months of 1999 increased $1,992,000 or 15.9% from the corresponding period of 1998, while total interest expense increased $794,000 or 13.5% from the corresponding period of 1998. Net interest income increased $1,198,000 or 18.0% from the prior year period reflecting the average increase in interest earning assets over interest bearing liabilities of $1.1 million as compared to the corresponding period of 1998. This was partially offset by a decline in the net interest margin from 4.36% in 1998 to 4.21% in 1999. The increases in year to date average interest earning assets and interest bearing liabilities were also due to the Adirondack acquisition on June 1, 1999.

     The increase in interest on securities available for sale of $1,421,000 is due to the increase of $31.6 million in average outstanding volume of available for sale securities compared to the first nine months of 1998. Maturing held to maturity securities are primarily being reinvested in available for sale securities and new growth in securities is being invested primarily in available for sale securities. The Adirondack acquisition also contributed $12.1 million in available for sale securities as of June 1, 1999.

     The provision for loan losses of $180,000 was unchanged from the prior year period. Net charge-offs increased $31,000 to $137,000 from the prior year period, an increase of 29.2%. The provision was maintained at its current level due to the overall evaluation of the allowance for loan losses as of September 30, 1999.

     Non-interest income increased $321,000 or 42.6% from the corresponding period of 1998. This increase was primarily due to sales of available for sale securities, deposit account service charges, increases in service fees collected on merchant credit card sales and the increase in our dividend on credit insurance plans related to installment and mortgage lending.

     Non-interest expense increased $1,368,000 or 35.2% from the corresponding period of 1998 due primarily to higher salaries and employee benefits, higher furniture and equipment expense, higher external data processing expenses and higher legal and professional fees. The higher salaries and employee benefits were primarily attributed to the adding of two new offices as of June 1, 1999 with the acquistion of Gloversville Federal Savings and Loan Association. The higher furniture and equipment expense was also a result of acquiring Gloversville Federal consisting of additional depreciation expense. The higher data processing expenses related to preparation and testing of all data hardware and software in preparation for the Year 2000, the outsourcing of our proof and transit department and costs associated with the conversion of Gloversville Federal accounts to our Horizon system. The higher legal and professional fees were primarily related to the startup costs of CNB REIT Corp., a subsidiary of City National Bank and Trust Company. Additional expenses were also incurred with goodwill amortization, the collection of merchant sales tickets and other real estate expenses.

     Net income increased $103,000 or 4.4% as compared to the same period of 1998. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of September 30, 1999 assuming an increase or decrease of 200 basis points in interest rates.

                Change in          Estimated Net          Change in
                Interest Rate      Interest Margin        Net Interest
                (basis points)     ($000 omitted)         Margin

                +200               10,617                  0.8%
                +100               10,550                  0.2
                   0               10,528                  0.0
                -100               10,332                 (1.9)
                -200               10,272                 (2.4)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At September 30, 1999 the Company had a negative one year cumulative gap position.

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

     As of September 30, 1999 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 1999 was 5.56% of total assets. The acquisition of Adirondack did not have any material impact on the cumulative interest rate sensitivity gap as of September 30, 1999.