Form 10-K
period 1999-12-31
CNB BANCORP INC /NY/
filed 2000-03-30
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999    Commission File Number 0-17501

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

     Indicate the number of shares outstanding of each of the issurer's classes of common stock:

    Class of Common Stock      Number of Shares Outstanding as of March 1, 2000

           $2.50 Par Value                      2,400,419

     The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 1, 2000) held by non-affiliates was approximately $69,600,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 1999.

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

Prior to the merger, the Bank was independently owned and operated and organized in 1887. The Bank is headquartered in Gloversville, New York, with five branches located in the county of Fulton and one branch located in the county of Saratoga.

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

Upon consummation of the merger, each share of Adirondack received $21.92 in cash which totaled approximately $14.6 million. In addition, under the merger agreement, the Company agreed to issue 35,624 stock options to purchase CNB Bancorp, Inc. stock at an exercise price of $15.22 per share. The estimated fair value of these options as of the acquisition date was $11.04 per share. The issuance of these options was included in the computation of goodwill, with the offsetting increase to surplus.

The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Adirondack resulted in approximately $4.8 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method and is generally not deductible for tax purposes. The results of operations of Adirondack have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.

Competition

Competition for banking business is experienced from regional based commercial bank holding companies, as well as from savings banks, and credit unions. The competition is reflected in both lending efforts and deposit solicitations.

The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

Employees

The Bank employs approximately 80 persons on a full time basis. There are also 12 part time employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

The Gramm-Leach-Bliley Act of 1999 (the "GLBA") was enacted on November 12, 1999, providing for a range of new activities for qualifying financial institutions. The GLBA repeals significant provisions of the Glass Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modifies the BHCA to permit bank holding companies that meet certain specified standards (known as "financial holding companies") to engage in a broader range of financial activities than previously permitted under the BHCA, and allows subsidiaries of commercial banks meet certain specified standards (known as "financial subsidiaries") to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances.

Deposit Insurance Premiums

To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from 0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. During 1997, 1998 and 1999, BIF-assessable deposits were subject to an assessment schedule providing for as assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments during 1997, 1998 and 1999. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997, 1998 and 1999 BIF assessment schedule through June 30, 2000.

In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 1999, BIF insured banks paid a rate of 0.0122% for purposes of funding FICO bond obligations, resulting in an assessment of $48,021 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.0208% on an annualized basis for the first half of 2000.

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

The following are exhibits included herewith:

Exhibit No.        Exhibit

I. A.B.            Distribution of Assets, Liabilities and Stockholders'
                     Equity; Interest Rates and Interest Differential

I. C.              Rate Volume Analysis and Interest Rate Sensitivity Analysis

II.                Securities Portfolio

III.               Loan Portfolio

IV.                Summary of Loan Loss Experience

V.                 Deposits

VI.                Return on Equity and Assets


I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                                 1999                           1998                             1997

                                               Interest                       Interest                         Interest
(in thousands)                      Average    Earned/             Average    Earned/              Average     Earned/
                                    Balance    Paid<F2>  Rate      Balance    Paid<F2>  Rate       Balance    Paid<F2>    Rate

ASSETS
Interest Earning  Assets:
Securities<F1>:
  U.S Treasury & Government
    Agencies                        $ 81,038   $ 5,066   6.25 %    $ 68,002   $ 4,244   6.24 %     $ 63,741    $ 4,094     6.42 %
  State & Political
    Subdivisions                      23,667     1,994   8.43        21,432     1,952   9.11         21,555      2,012     9.33
  Other                                4,116       274   6.66         1,589       113   7.11            877         55     6.27

    Total Securities                 108,821     7,334   6.74        91,023     6,309   6.93         86,173      6,161     7.15

Interest Bearing Balances With
  Other Financial Institutions         1,655        80   4.83           206        15   7.28             59          3     5.08

Federal Funds Sold                     9,042       449   4.97        11,710       627   5.35          6,170        343     5.56

Loans:
  Loans,Less
    Unearned Income <F3>             152,974    12,816   8.38       121,252    10,598   8.74        112,785      9,990     8.86

    Total Interest-Earning Assets    272,492   $20,679   7.59 %     224,191   $17,549   7.83 %      205,187    $16,497     8.04 %


Cash and Due From Banks                9,068                          6,328                           6,175
Reserve for Loan Losses               (2,291)                        (1,541)                         (1,558)
Other Assets <F4>                     11,593                          8,237                           5,757

    Total Assets                    $290,862                       $237,215                        $215,561

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                 $ 47,363   $ 1,189   2.51 %    $ 38,862   $ 1,048   2.70 %     $ 40,834    $ 1,136     2.78 %
    NOW                               27,158       333   1.23        21,721       319   1.47         21,457        322     1.50
    Money Market Accounts             22,812       749   3.28        13,555       427   3.15         14,630        469     3.21
  Certificates of Deposit
    $100,000 or More                  44,503     2,234   5.02        39,792     2,213   5.56         33,311      1,887     5.66
  Other Time Interest-Bearing         74,148     3,798   5.12        61,420     3,340   5.44         57,324      3,095     5.40

    Total Int.-Bearing Deposits      215,984     8,303   3.84       175,350     7,347   4.19        167,556      6,909     4.12

  Other Short-Term Borrowings
    & Repurchase Agreements           11,547       611   5.29        10,229       544   5.32            592         32     5.41
  Notes Payable - FHLB                 7,135       355   4.98           548        26   4.74              0          0     0.00

    Total Interest-Bearing
      Liabilities                    234,666   $ 9,269   3.95 %     186,127   $ 7,917   4.25 %      168,148    $ 6,941     4.13 %


Demand Deposits                       23,375                         19,382                          17,900

Other Liabilities                      1,359                          1,037                             808

    Total Liabilities                259,400                        206,546                         186,856

Stockholders' Equity                  31,462                         30,669                          28,705

    Total Liabilities and
      Stockholders' Equity          $290,862                       $237,215                        $215,561


<F1>  Includes available for sale and investment securities, both at amortized cost, and FHLB and FRB stock.

<F2>  Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 9.00% for all periods presented.

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
             (Cont'd)

                                                1999         1998        1997

Average yield on interest-
  earning assets*                               7.59 %       7.83 %      8.04 %

Average effective rate paid
  on interest-bearing liabilities               3.95 %       4.25 %      4.13 %

Spread between interest-earning
  assets and interest-bearing
  liabilities*                                  3.64 %       3.58 %      3.91 %

Net interest income* (in thousands)          $11,410       $9,632      $9,556

Net interest margin*                            4.19 %       4.30 %      4.66 %

* On a fully taxable equivalent basis.

1. C. Rate Volume Analysis
        The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands)


                                          1999 Compared to 1998                 1998 Compared to 1997
                                       Increase (decrease) due to:<F1>       Increase (decrease) due to:<F1>
                                       Volume     Rate      Total            Volume    Rate      Total

Interest Earned on:<F2>
  Loans                                $2,632     ($414)    $2,218           $  742    ($134)    $  608
  Taxable Securities<F3>                  975         8        983              358     (150)       208
  Non-Taxable Securities<F3>              148      (106)        42              (12)     (49)       (61)
  Federal Funds Sold                     (136)      (42)      (178)             296      (12)       284
  Interest-Bearing Balances
    with Banks                             68        (3)        65               11        2         13

    Total                               3,687      (557)     3,130            1,395     (343)     1,052

Interest Paid on:
  Deposits                              1,485      (529)       956              326      112        438
  Short-Term Borrowings & Repos            70        (3)        67              513       (1)       512
  Notes Payable - FHLB                    328         1        329               26        0         26

    Total                               1,883      (531)     1,352              865      111        976

Net Interest Differential<F2>          $1,804      ($26)    $1,778           $  530    ($454)       $76

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


1. C. Interest Rate Sensitivity Analysis


                                                      Maturity/Repricing Period at December 31, 1999


                                                           After 3 Mo.   After One
                                                Within     But Within    But Within   After
(in thousands)                                  3 Months   1 Year        Five Years   Five Years   Total

 Rate sensitive assets(RSA):
   Securities<F1>                               $25,778    $27,001       $25,581      $34,494      $112,854
   Loans, net of unearned discount               42,033     21,881        59,101       49,398       172,413
   Cash & Cash Equivalents                        7,428          0             0            0         7,428

 Total rate sensitive assets                    $75,239    $48,882       $84,682      $83,892      $292,695

 Rate sensitive liabilities(RSL):
   Savings, NOW & MMDA accounts                 $42,366    $ 3,449       $ 3,285      $72,617      $121,717
   Time deposits                                 31,556     50,658        35,478            0       117,692
   All other rate sensitive liabilities           8,984      3,252         5,388          130        17,754

 Total rate sensitive liabilities               $82,906    $57,359       $44,151      $72,747      $257,163


<F1> Includes securities available for sale and investment securities at amortized cost and FHLB and FRB stock at cost.




GAP (RSA - RSL)                                ($7,667)   ($8,477)      $40,531      $11,145
CUMULATIVE GAP (RSA - RSL)                      (7,667)   (16,144)       24,387       35,532

RSA divided by RSL                                90.8 %     85.2 %       191.8 %      115.3 %
RSA divided by RSL - Cumulative                   90.8       88.5         113.2        113.8

GAP divided by equity                            (24.5)     (27.1)        129.6         35.6
GAP divided by equity - Cumulative               (24.5)     (51.6)         78.0        113.6

RSA divided by total assets                       23.9       15.5          26.9         26.6
RSA divided by total assets - Cumulative          23.9       39.4          66.3         92.9

RSL divided by total assets                       26.3       18.2          14.0         23.1
RSL divided by total assets - Cumulative          26.3       44.5          58.6         81.7

GAP divided by total assets                       (2.4)      (2.7)         12.9          3.5
GAP divided by total assets - Cumulative          (2.4)      (5.1)          7.7         11.3


CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was (5.1)% of assets at December 31, 1999. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the board of directors and senior management, is responsible for managing CNB Bancorp, Inc.'s rate sensitivity position.

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

The Company has identified a portion of it's savings deposits as being rate sensitive based on prior years historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset/Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest margin based on a shift of +/- 200 bp change in interest rates. At December 31, 1999 the net interest margin exposure, expressed in dollars, for the one year cumulative gap based on a +200bp change was an increase of approximately $173,000.

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

II. Securities Portfolio

A. The carrying amounts of the Company's securities for the years ended December 31 are summarized below:
      (in thousands)


                                                       1999               1998              1997

Securities Available for Sale:
  Debt Securities:
  U.S. Treasury and other U.S. Government Agencies     $77,966            $74,865           $44,548
  State and Political Subdivisions                      12,863             10,897             9,810
  Corporate securities                                   2,970              3,395                 0

    Total Debt Securities Available for Sale            93,799             89,157            54,358

  Equity Securities:
  Corporate securities                                      50                  0                 0

    Total Equity Securities Available for Sale              50                  0                 0

      Total Securities Available for Sale              $93,849            $89,157           $54,358



                                                     1999               1998              1997

Investment Securities:
  Obligations of U.S. Government Agencies            $ 2,269            $ 6,105           $20,732
  State and Political Subdivisions                    11,174             11,292            12,315

    Total                                            $13,443            $17,397           $33,047



                                                     1999               1998              1997

Investments Required By Law:
  Federal Reserve Bank stock                         $   692            $   240           $   240
  Federal Home Loan Bank stock                         1,296                735               644

    Total                                            $ 1,988            $   975           $   884


B. Maturity Distribution of the Company's securities as of December 31, 1999: (in thousands)


                                                                                   Maturing

                                                Within            After One But          After Five But            After
                                                One Year          Within Five Years      Within Ten Years         Ten Years

                                           Amount     Yield<F2>  Amount     Yield<F2>   Amount     Yield<F2>   Amount     Yield<F2>

Debt Securities Available for Sale<F1>
US Treasury and other U.S. Gov't Agencies  $40,652     6.27 %    $12,052      6.55 %    $11,032      6.56 %    $14,230     6.62 %

State and Political Subdivisions             1,638    10.35        2,734      8.54        8,181      7.27          310     7.39

Corporate securities                             0     0.00        1,967      7.74        1,003      8.12            0     0.00
     Total<F3>                             $42,290     6.42 %    $16,753      7.00 %    $20,216      6.92 %    $14,540     6.63 %


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

<F3> There are no securities of individual issuers that represent greater than
     10% of stockholders' equity at December 31, 1999.



                                                                                   Maturing

                                                Within            After One But          After Five But            After
                                                One Year          Within Five Years      Within Ten Years         Ten Years

                                           Amount      Yield<F2> Amount     Yield<F2>   Amount     Yield<F2>   Amount    Yield<F2>

Investment Securities<F1>
U.S. Government Agencies                   $1,597      7.02 %    $   672      6.95 %    $     0      0.00 %    $     0     0.00 %

State and Political Subdivisions            3,580      8.43        5,034      9.29        2,480      8.17           80     7.44
    Total<F3>                              $5,177      8.00 %    $ 5,706      9.02 %    $ 2,480      8.17 %    $    80     7.44 %


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

<F3> There are no securities of individual issuers that represent greater than
     10% of stockholders' equity at December 31, 1999.


Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The fully tax effected yield on these stocks as of December 31, 1999 was 6.53%.


III. Loan Portfolio

A. Types of Loans                              1999                     1998                      1997

December 31 (in thousands)             Balance     %<F1>       Balance      %<F1>        Balance       %<F1>

Real Estate Loans<F2>                  $ 90,780     49.4 %     $ 46,423      35.1 %      $ 46,750       36.4 %
Commercial and Commercial
  Real Estate                            37,868     20.6         35,877      27.2          37,265       29.0
Consumer Loans                           55,137     30.0         49,727      37.7          44,537       34.6

    Total                               183,785    100.0 %      132,027     100.0 %       128,552      100.0 %

Less: Allowance for loan losses           2,697                   1,580                     1,492
      Unearned Income                    11,372                  10,190                     9,414

    Total                              $169,716                $120,257                  $117,646


<F1> % represents the percentage of loans in the category to total loans
     (gross of reserves and unearned).

<F2> Real Estate Loans consists of only regular residential mortgage loans.
     At December 31, 1999, 1998 and 1997 the subsidiary Bank did not have any construction loans in the loan portfolio.


B. Maturities and Sensitivity to changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 1999, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:


                                                  After One
                              One Year            But Within        After
(in thousands)                or Less<F1><F2>     Five Years        Five Years       Total

Commercial and Commercial
  Real Estate                 $28,695             $8,045            $1,128           $37,868


<F1> Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.

<F2> Includes floating rate loans of $20,044 that are repriceable at least quarterly.


C. Risk Elements
   1. Nonaccrual, Past Due, and Restructured Loans
      Risk elements consist of nonaccrual, past due, and restructured loans.

(in thousands)                                 1999      1998    1997

Loans on a non-accrual basis                   $1,507    $280    $283
Loans past due 90 days or more                    108     249      88
Restructured loans                                  0       0       0

  Total non-performing loans                   $1,615    $529    $371

Total non-performing loans as a percent
  of total loans - net of unearned income         0.9%    0.4%    0.3%


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

III. Loan Portfolio
     (cont'd)

C. Risk Elements

2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $2.8 million at December 31, 1999 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 2000.

3. Foreign Outstandings - None

4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the Counties of Fulton and Saratoga and, therefore, there are certain concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through rigid underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 1999, the only concentration of loans that existed within the Bank's portfolio were loans to the leather and leather related industries. Loans to this segment were $4.1 million, which represented 2.2% of the gross loans outstanding at December 31, 1999.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.


Years Ended December 31,                              1999         1998         1997

(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)                      $172,413     $121,837     $119,138

Average loans outstanding during the year
  (less average unearned income)                      $152,974     $121,252     $112,785

Balance of allowance at beginning of year             $  1,580     $  1,492     $  1,620

Loans charged off:
  Commercial and Commercial Real Estate                    (30)         (17)        (230)
  Real Estate                                             (105)          (8)         (41)
  Consumer                                                (146)        (124)        (133)

    Total loans charged off                               (281)        (149)        (404)


Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate                      1            0            1
  Real Estate                                               28            0            0
  Consumer                                                  22           17           20

    Total Recoveries                                        51           17           21

Net loans charged off                                     (230)        (132)        (383)

Merger-related addition to allowance                     1,167            0            0

Additions to allowance charged to operating expense        180          220          255

    Balance of allowance at end of year               $  2,697     $  1,580     $  1,492

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                          0.15 %       0.11 %       0.34 %

Net charge-offs as percent of allowance
  beginning of year.                                     14.56 %       8.85 %      23.64 %

Allowance as percent of loans outstanding
  at end of year
  (less unearned income)                                  1.56 %       1.30 %       1.25 %


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

During 1999, the subsidiary Bank made a provision to its reserve for loan losses in the amount of $180,000. The subsidiary Bank's allowance for loan losses at December 31, 1999 totaled $2,697,000 or 1.56% of total loans, net of unearned income. Net charge offs for 1999 totaled $230,000. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 2000. At year-end 1999, there were $1,507,000 of loans in a non-accrual status. At December 31, 1999, $300,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Losses during 2000 in the real estate and consumer categories are expected to approximate the average of the past three years. Although management of the Company believes that the allowance is adequate to provide for inherent risk of loss, there can be no assurance that the Company will not sustain losses in any given period which could be substantial to the size of the allowance.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:


                                         1999                      1998                      1997

                                 Average                   Average                   Average
(in thousands)                   Balance      Rate         Balance      Rate         Balance      Rate

Demand Deposits                  $ 23,375                  $ 19,382                  $ 17,900

Regular Savings, NOW, and
  Money Market                     97,333     2.33 %         74,138     2.42 %         76,921     2.51 %

Certificates of Deposit and
  Other Time Deposits             118,651     5.08 %        101,212     5.49 %         90,635     5.50 %

    Total                        $239,359                  $194,732                  $185,456


B. There were no foreign deposits in domestic offices at the end of any year in the three year period ended December 31, 1999.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 1999. (in thousands) Maturing in:

Three months or less                    $17,294
Over three months through six months      6,377
Over six months through twelve months     6,017
Over twelve months                        5,651

D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.

VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                               1999      1998     1997

Percentage of net income to:
  Average total assets                          1.13 %    1.36 %   1.44 %
  Average total stockholders' equity           10.49     10.52    10.81

Percentage of cash dividends paid
  to net income                                42.92     41.71    41.28

Percentage of average stockholders' equity
  to average total assets                      10.82     12.93    13.32

ITEM 2. Properties

The Bank's main office building is owned by the Company. In addition, the Company owns property located at 52 N. Main Street and 185 Fifth Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York, 4178 State Highway 30, Amsterdam, New York and 295 Broadway, Saratoga Springs, New York.

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

ITEM 4. Submission of Matter to a Vote of Security Holders

None

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters

The information set forth under the heading "Market and Dividend
Information" on page 32 of the registrant's 1999 Annual Report is incorporated herein by reference.

ITEM 6. Selected Financial Data

The information set forth under the heading "Five Year Summary of Operations" on page 12 of the registrant's 1999 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Financial Review" on pages 5 through 11 of the registrant's 1999 Annual Report is incorporated herein by reference.

Liquidity

Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section page 9 of Company's 1999 Annual Report for additional discussion on liquidity.

The Company, on average, during 1999 sold $9.0 million of federal funds.

Capital

At December 31, 1999, stockholders' equity was $31.3 million, which represents a decrease of $0.2 million, or 0.6% over 1998. This follows an increase of $1.8 million, or 6.1% over 1997. The decrease from 1998 to 1999 was primarily due to the increase in the net unrealized loss in market value of the available for sale securities. The increase from 1997 to 1998 was due to the retention of earnings.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 1999. The Company's risk-based capital ratio was 18.7% and 24.6% at December 31, 1999 and 1998 respectively. Dividends per share declared in 1999 were $0.59 as compared to $0.56 in 1998 and $0.53 in 1997 after adjusting for the 3 for 2 stock split declared in July 1999 and the 2 for 1 stock split declared in January 1997.

See "Financial Review" section page 9 of Company's 1998
Annual Report for additional discussion on capital.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading "Financial Review - Market Risk" pages 10 and 11 of the registrant's 1999 Annual Report is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 13 through 31 of the registrant's 1999 Annual Report is incorporated by references.

Additional supplementary data not found in registrant's annual report.

UNAUDITED INTERIM FINANCIAL INFORMATION (In thousands, except per share data). The following is a summary of unaudited quarterly financial information for each quarter of 1999 and 1998.


                                             1999 Quarters ended                        1998 Quarters ended

                                     3/31      6/30      9/30      12/31        3/31      6/30        9/30      12/31

Interest and Dividend Income         $4,315    $4,754    $5,455    $5,444       $4,084    $4,187      $4,261    $4,311
Net Interest and Dividend Income      2,398     2,558     2,899     2,844        2,254     2,202       2,201     2,269
Provision for Loan Losses                60        60        60         0           60        60          60        40
Income Before Income Taxes            1,178     1,114     1,205     1,190        1,116     1,109       1,121     1,257
Net Income                              831       802       829       837          786       784         789       863
Per Share: Basic Earnings              0.35      0.33      0.35      0.34         0.32      0.33        0.33      0.36
Per Share: Diluted Earnings            0.35      0.33      0.34      0.34         0.32      0.33        0.33      0.36


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

The twelve persons listed below are currently directors of the Corporation. Except as noted below, all of the nominees have held the same or another executive position with the same employer during the past five years.


                                   Principal Occupation                                           Director of
Name, Age                          for Past Five Years                                   Class    the Corp. Since

John C. Miller, 69                 President, John C. Miller, Inc.                         2          1988
                                   Automobile Dealer

Frank E. Perrella, 72              President, Sira Corp.                                   2          1988
                                   Consultant

Robert L. Maider, 68               Attorney-at-Law, Maider & Smith                         2          1988

William N. Smith, 59               Chairman of the Board, President                        1          1988
                                   and Chief Executive Officer
                                   of the Company and the Bank

George A. Morgan, 57               Vice President & Secretary                              3          1991
                                   of the Company and Executive Vice President,
                                   Cashier & Trust Officer of the Bank

Clark Easterly, Sr., 73            Chairman of the Board                                   1          1992
                                   The Johnstown Knitting Mill Company
                                   Manufacturer of Knitwear

Brian K. Hanaburgh, 50             Owner                                                   1          1994
                                   D/B/A McDonald's Restaurants
                                   Fast Food Restaurants

Clark D. Subik, 45                 President, Superb Leather, Inc.                         3          1995
                                   Leather Merchandiser

Deborah H. Rose, 49                Vice President, Hathaway Agency, Inc.                   3          1996
                                   General Insurance

Theodore E. Hoye, III, 51          President, First Credit Corporation                     3          1998
                                   Financing and Insuring of Manufactured Housing

Timothy E. Delaney, 37             President, Delaney Construction Corporation             2          1999
                                   Heavy/Highway Construction

Richard D. Ruby, 53                President, Ruby & Quiri, Inc.                           1          1999
                                   Home Furnishings Retailer


Management is not aware of any family relationships between the above name directors.

The Board of Directors of the Company does not have a standing nominating committee or compensation committee. These functions are performed by the Company's Executive Committee which met four times during 1999. Its members are Messrs. Smith, Chairman, Hannaburgh, Morgan and Maider, and in addition, up to two other members of the Board may serve as rotating members on a monthly basis. The Executive Committee reviews and recommends to the full Board of Directors, nominees for election or re-election as directors. The Executive Committee will consider the names of individuals recommended by shareholders for nomination to be directors of the Company. Persons wishing to recommend individuals for consideration should send such recommendations to the Secretary of the Company.

The Board of Directors of the Company met nine times during 1999. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are menbers.

The subsidiary Bank does not have a standing nomininating committee. This function is performed by the Executive and Discount Committee. The Executive and Discount Committee, in addition to matters pertaining to loans and discounts, exercises, when the Board is not in session, all other powers of the Board which may be delegated. The Committee met 45 times during 1999 and these functions were discussed at various times during these meetings.
Its permanent members are Messrs. Maider, Hannaburgh, Morgan and Smith, in addition up to two other members of the subsidiary Bank Board may serve as rotating members on a monthly basis.

The Board of Directors of the subsidiary Bank had 15 meetings during 1999. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members.

The subsidiary Bank has a compensation committee that met three times during 1999. Its members are Messrs. Perrella, Chairman; Easterly and Miller. The committee reviews the salaries and other forms of compensation of the key executive officers of the subsidiary Bank, reviews salary policies and general salary administration throughout the subsidiary Bank and recommends to the Board of Directors profit sharing contributions to be made to the employee profit sharing plan.

The subsidiary Bank has a trust investment committee that met twelve times during 1999. Its members are Messrs. Morgan, Chairman; Smith, Ruby, Miller and Easterly. The committee reviews the investments made by the trust department and other actions taken on a monthly basis.

The Company and the subsidiary Bank have standing audit committees. Their members are Company and subsidiary Bank directors; Rose, Chairman; Hoye, Delaney and Subik. These Committees met six times in 1999. The Committees each year verify certain assets of the subsidiary Bank. KPMG LLP, certified public accountants, are engaged to perform an audit of the full consolidated financial statements of the Company, in accordance with generally accepted auditing standards. The committees meet with representatives of KPMG LLP to discuss the results of their audit, and these results are then reported to the full Board of Directors. The Chairman of the Committees, from time to time during the year, held informal meetings with the Company and subsidiary Bank's internal auditor.

Principal Officers

The Following table sets forth, as of December 31, 1999, selected information about the principal officers of the subsidiary Bank, each of whom is elected by the Board of Directors and each of whom holds offices at the discretion of the Board of Directors:


                                                                       Bank
                            Office and Position                        Employee   Shares of Hldg. Co.
Name, Age                   with the Bank                Held Since    Since      Common Stock Owned<F1>

Bill Argotsinger, 48        Vice President                 1999         1998                  15

Robert W. Bisset, 63        Senior Vice President          1999         1968               4,500

Ronald J. Bradt, 56         Senior Vice President          1999         1966               5,136

Deborah A. Brandis, 40      Vice President                 1999         1979               1,630

Denise L. Cerasia, 27       Vice President                 1999         1996                  65

George E. Doherty, 43       Vice President                 1988         1983               2.520

Michael J. Frank, 53        Vice President and             1994         1990               5.750
                            Comptroller

Donald R. Houghton, 62      Vice President                 1989         1955               2.490

David W. McGrattan, 59      Senior Vice President          1993         1988               3,450

George A. Morgan, 57        Executive Vice President,      1988         1967              31,224
                            Cashier and Trust Officer

Lawrence D. Peck, 58        Vice President                 1999         1993               6,390

Michael J. Pepe, 41         Vice President                 1999         1999                   0

William N. Smith, 59        Chairman of the Board,         1984         1974              48,000
                            President and Chief
                            Executive Officer

<F1> The number of shares owned includes exercisable stock options held as of December 31, 1999.


With the exceptions of Mr. Argotsinger, Ms. Cerasia and Mr. Pepe, each of the principal officers of the subsidiary Bank, as listed above, have been principally employed as an officer or employee of the subsidiary Bank for more than the past five years. Prior to joining the subsidiary Bank in 1998, Mr. Argotsinger was employed by the State Employee's Federal Credit Union as a mortgage loan officer. Prior to joining the subsidiary Bank in 1996, Ms. Cerasia was employed by the Cohoes Savings Bank as a policy and procedure analyst . Prior to joining the subsidiary Bank in 1999, Mr. Pepe was employed by Gloversville Federal Savings and Loan as Vice President in charge of commercial lending.

ITEM 11. Executive Compensation
         Remuneration of Directors and Officers

At present, directors of the Company are not compensated in any way for their services. The Board of Directors of the subsidiary Bank are the same individuals who are directors of the Company. Directors of the subsidiary Bank are compensated for all services as directors as follows:

For attending regular and special meetings of the Board; $600 for each meeting. For service as regular members of the Executive and Discount Committee, except salaried officers; $11,700 per annum, payable quarterly. For service as special members of the Executive and Discount Committee; $900 for the month of service. For service as members of the Trust Investment Committee, except salaried officers, $2,700 per annum, payable quarterly. For service as members of the Examining Committee; $225 for each meeting attended. In addition to the foregoing, the Chairman of the Examining Committee received an annual fee of $600, payable quarterly. For service as members of the Compensation Committee, except for salaried officers; $225 for each meeting attended. Total directors' fees during 1999 amounted to $226,106. At present, officers of the Company are not compensated in any way for their services. The following summary compensation table shows the annual compensation for the last three years for the subsidiary Bank's chief executive officer and executive vice president, the only officers whose total salary and bonus exceeded $100,000 in 1999.


                                                                  Summary Compensation Table

                                                                                    Long Term
                                                    Annual Compensation             Compensation
                                                                                                      All Other
Name and Principal Position              Year       Salary        Bonus             Options #         Compensation<F1>

William N. Smith, Chief
  Executive Officer,                     1999       $184,000      $17,360           39,900            $22,471
  Chairman of the Board                  1998        176,000        7,040           45,000             20,223
  and President of both                  1997        169,000        6,760                0             16,567
  the Company and the
  subsidiary Bank<F2>

George A. Morgan, Vice                   1999       $123,000      $12,420           26,700            $18,556
  President and Secretary                1998        117,000        4,680           30,000             16,457
  of the Company and Executive           1997        113,000        4,520                0             14,764
  Vice President, Cashier
  and Trust Officer of the Bank<F2>


<F1> Includes contributions to Mr. Smith's profit sharing plan account of $13,121, $11,973 and $9,167 and Board of
     Directors fees of $9,350, $8,250 and $7,400 for the years 1999, 1998 and 1997, respectively and contributions to Mr. Morgan's profit sharing account of $9,206, $8,207 and $7,364 and Board of Directors fees of $9,350, $8,250 and $7,400 for the same periods.

<F2> The aggregate amount of personal benefits, on an  individual basis, for these officers did not exceed $10,000  in 1999.


                      Option Grants in Last Fiscal Year

The following table provides information on grants of stock options in 1999 to the named executives.


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

William N. Smith         39,900                37.7 %        $26.25          04/20/09         $658,689         $1,669,246

George A. Morgan         26,700                25.2           26.25          04/20/09          440,777          1,117,014


                     Aggregated Option Exercises in 1999
                          and Year-end Option Values

The following table sets forth the options exercised in 1999 and the December 31, 1999 unexercised value of both vested and unvested options for the named executives.


                                                                                  Value of
                                                             Number of            unexercised
                                                             unexercised          in-the-money
                                                             options              options
                                                             at year end (#)      at year end ($)
                       Shares
                       acquired on       Value               Exercisable/         Exercisable/
                       exercise (#)      realized ($)        Unexercisable        Unexercisable<F1>

William N. Smith               0                 0           45,000/39,900        $149,850/$29,925

George A. Morgan               0                 0           30,000/26,700        $99,900/$20,025

None of the named executive officers elected to exercise any options during the fiscal year ended December 31, 1999.


<F1> Value is based on the difference between the fair market value and the exercise price of the securities underlying the options at December 31, 1999. The actual amount, if any, realized upon the exercise of stock options will depend upon the market value of the Company's common stock relative to the exercise price per share of the optioned stock at the time the stock option is exercised.


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

Employee Benefit Plans

The subsidiary Bank has a non-contributory defined benefit Retirement Plan by participation in the New York State Bankers Retirement System. This Plan covers all employees of the Bank age 21 years, and less than 65 years, with more than one year of service who complete 1,000 or more hours of service during the year. An employee becomes fully vested in the Plan after five years of service. The amount of contributions, payment, or accrual in respect to a specified person, is not and cannot readily be separately or individually calculated by the actuaries of the Plan. During 1999, the aggregate amount expensed for retirement contributions to the Plan equaled approximately 2.51% of the total covered remuneration paid to participants in the Plan. In addition, the subsidiary Bank has entered into an agreement with William N. Smith whereby the subsidiary Bank has agreed to pay Mr. Smith a supplemental retirement benefit equivalent to the excess of the benefit he would receive under the Plan if the compensation limitations provided by Section 401(a) (17) of the Internal Revenue Code did not exist over his Plan benefit. The agreement also provides that, for purposes of computing the supplemental benefit payable to Mr. Smith, he will receive credit for an additional ten years of service beyond his actual service with the subsidiary Bank and the Company. Mr. Smith's supplemental retirement benefit under this Agreement is only payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank has purchased a life insurance policy on Mr. Smith's life so that it will have funds available to satisify its obligations under this Agreement. This life insurance is held in a so-called "Rabbi" trust but is available to the creditors of the subsidiary Bank. Amounts expensed for retirement contributions are not included in the above cash compensation table. Under the Plan, as supplemented by the Agreement, each participant who retires at age 65 is entitled to receive an annual retirement income for life equal to 1.75% of the average of the highest consecutive five years of compensation during his or her career (average compensation) times creditable service up to 35 years, plus 1.25% of the average compensation times creditable service in excess of 35 years (up to five such years), less .49% of the final three year average compensation (limited to covered compensation, which is defined as the average of the individual's last 35 years of taxable social security wage base) times creditable service up to 35 years. The following are examples of estimated annual benefits to individual employees for the years of service indicated, exclusive of social security benefits. (The Plan and the Agreement contain provisions for optional benefits of equivalent actuarial value which may be elected by the employee). As of December 31, 1999, William N. Smith had 24 years of credited service with the subsidiary Bank and George A. Morgan had 32 years.

           ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED

                               Years of Service

Highest 5-Year Average
Base Compensation            20          30          40

$ 25,000                     $ 6,300     $  9,450    $ 12,588
  50,000                      14,260       21,390      28,080
  75,000                      23,010       34,515      44,955
 100,000                      31,760       47,640      61,830
 125,000                      40,510       60,765      78,705
 150,000                      49,260       73,890      95,580
 175,000                      58,010       87,015     112,455
 200,000                      66,760      100,140     129,330
 250,000                      84,260      126,390     163,080

The subsidiary Bank has a non-contributory deferred profit sharing plan. At present, the profit sharing plan provides for annual contributions, if any, by the subsidiary Bank at the discretion of the Board of Directors. Employees are eligible to participate in the profit sharing plan after completing one year of service with the subsidiary Bank and having reached age 21 years. Contributions on behalf of participating employees are allocated to participants' shares in proportion to their annual compensation. Amounts expensed for deferred profit sharing plan contributions are included in the above summary compensation table. Participants are fully vested over a six year period. Contributions are invested and administered by the subsidiary
Bank as sole trustee and administrator. In addition, the Agreement between William N. Smith and the subsidiary Bank provides that Mr. Smith will receive credit in an account maintained on the books of the subsidiary Bank for an amount equal to the difference between the amount actually credited to Mr. Smith's account under the profit sharing plan and the contribution he would have received without regard to the compensation limitations of Section 401
(a)(17) of the Internal Revenue Code. The balance in Mr. Smith's supplemental profit sharing account is payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank is contributing money to the "Rabbi" trust previously referred to so that it will have funds available to satisfy its obligation under the Agreement to pay Mr.Smith supplemental profit sharing benefits.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Principal Beneficial Owners Common Stock

As of December 31, 1999, the Trust Department of the Bank held, in various fiduciary capacities, 15,180 shares of the Company's common stock as co-trustee and 21,670 shares of the Company's common stock as sole trustee. Management does not exercise voting power over these shares. These holdings represent 1.53% of the total shares outstanding.

The following table sets forth, as of December 31, 1999, the amount and percentage of the common stock of the Company beneficially owned by each director and by all directors and principal officers as a group.

Name of Individual or                    Shares of Company Common    Percent of
  Identity of Group                      Stock Owned (1)             Class

Robert L. Maider                          23,089 (2)                  0.96

John C. Miller                            75,000                      3.12

George A. Morgan                          31,224 (3)                  1.26

Frank E. Perrella                         52,076 (4)                  2.17

William N. Smith                          48,000 (5)                  1.94

Clark Easterly, Sr.                        5,448 (6)                  0.23

Brian K. Hanaburgh                         2,100 (7)                  0.09

Clark D. Subik                             6,600                      0.27

Deborah H. Rose                            6,525 (8)                  0.27

Theodore E. Hoye, III                     11,415 (9)                  0.48

Timothy E. Delaney                         6,028 (10)                 0.24

Richard D. Ruby                            3,782 (11)                 0.15

All Directors and Principal Officers
of the Company as a Group (13 persons)   277,037 (12)                11.17

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

(2) Includes 370 shares owned individually by his spouse.

(3) Includes 30,000 shares issuable upon the exercise of exercisable stock options.

(4) Includes 51,000 shares owned individually by his spouse and 600 shares owned by his spouse as custodian.

(5) Includes 45,000 shares issuable upon the exercise of exercisable stock options.

(6) Includes 2,100 shares owned individually by his spouse.

(7) Includes 450 shares owned individually by his spouse.

(8) Includes 2,025 shares owned as custodian.

(9) Includes 6,600 shares in the name of First Credit
    Corporation and 4,140 shares in a Money Purchase and Profit Sharing Plan.

(10) Includes 570 shares issuable upon the exercise of exercisable stock options.

(11) Includes 300 shares owned individually by his spouse and 570 shares issuable upon the exercise of exercisable stock options.

(12) Includes 2,250 shares issuable upon the exercise of exercisable stock options.

ITEM 13. Certain Relationships and Related Transactions

The subsidiary Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with many of its directors, executive officers and the businesses in which they are associated. During the calendar year 1999, loans to directors and executive officers, together with their business interests, reached maximum aggregate totals of $6,396,608, or 20.45% of the December 31, 1999 equity capital accounts. At year-end, 1999, loans to directors and executive officers, together with their business interests, were $4,084,325, or 13.06% of the December 31, 1999 equity capital accounts. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the subsidiary Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on  Form 8-K

The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated herein by reference:

Financial Statements (Consolidated)
Independent Auditors' Report
Statements of Condition - Decmeber 31, 1999 and 1998
Statements of Income - Years ended December 31, 1999, 1998 and 1997
Statements of Changes in Stockholders' Equity - Years ended December 31, 1999,
  1998, and 1997
Statements of Cash flows - Years ended December 31, 1999, 1998, and 1997
 Notes to Consolidated Financial Statements

(All financial statement schedules for the registrant and its subsidiary have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

The following are the exhibits:

Exhibit No.           Exhibit

     3.               Articles of Incorporation and Bylaws
                      (incorporated by reference)

    10.               Material contracts:
                        Contract with data processing servicer
                        (incorporated by reference)
                        Supplemental Executive Retirement Plan
                        (incorporated by reference)

    13.               Annual Report to Security Holders(included herewith)

    21.               Subsidiaries of the Registrant(incorporated by reference)

    22.               Published report regarding matters submitted to a vote of
                        security holders April 20, 1999 proxy materials (incorporated by reference)

    23.               Independent auditors' consent of KPMG LLP filed herewith

EXHIBIT INDEX

Reg. S - K
Exhibit Number      Description

     3.             Articles of Incorporation and Bylaws

    10.             Material contracts:
                      Contract with data processing servicer
                      Supplemental Executive Retirement Plan

    13.             Annual Report to Security Holders

    21.             Subsidiaries of the Registrant

    22.             Published report regarding matters submitted
                      to vote of security holders
                      April 20, 1999 proxy materials

    23.             Independent auditors' consent of KPMG LLP filed herewith

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

Dated: March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              CNB Bancorp, Inc.

By /s/ John C. Miller                              By /s/ Brian K. Hanaburgh


By /s/ Frank E. Perrella                           By /s/ Clark D. Subik


By /s/ Robert L. Maider                            By /s/ Deborah H. Rose


By /s/ William N. Smith                            By /s/ Theodore E. Hoye III


By /s/ George A. Morgan                            By /s/ Timothy E. Delaney


By /s/ Clark Easterly, Sr.                         By /s/ Richard D. Ruby