Form 10-Q
period 2000-03-31
CNB BANCORP INC /NY/
filed 2000-05-12
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2000           Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                              as of April 25, 2000
   $2.50 par value                                       2,401,695

                       CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1  Consolidated interim financial statements (unaudited):

        Consolidated statements of income for the three months
        ending March 31, 2000 and 1999                                    1

        Consolidated statements of financial condition as of March
        31, 2000 and December 31, 1999                                    2

        Consolidated statements of cash flows for the three months
        ending March 31, 2000 and 1999                                    3

        Notes to consolidated financial statements                        4 - 5

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

Item 4  Submission of matters to a vote of security holders - none

Item 5  Other information - none

Item 6  (a) Exhibits - not applicable
        (b) Reports on Form 8-K - None

                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                                3 MONTHS ENDED
                                                                   MARCH 31,

                                                              2000     1999
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                  $3,685   $2,598
  Interest on federal funds sold                                  86      126
  Interest on balances due from depository institutions           18        2
  Interest and dividends on securities available for sale      1,659    1,327
  Interest on investment securities                              193      245
  Dividends on FRB and FHLB stock                                 32       17

      Total interest and dividend income                       5,673    4,315

INTEREST EXPENSE
  Interest on deposits:
    Certificates and time deposits of $100,000 or more           780      480
    Regular savings, NOW and money market accounts               676      425
    Other time deposits                                        1,058      785
  Interest on securities sold under agreements to repurchase     134      165
  Interest on other borrowed money                               127       62

      Total interest expense                                   2,775    1,917

NET INTEREST INCOME                                            2,898    2,398
  Provision for loan losses                                       37       60

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                              2,861    2,338

OTHER INCOME
  Income from fiduciary activities                                39       39
  Service charges on deposit accounts                            109       89
  Other income                                                   197      152

      Total other income                                         345      280

OTHER EXPENSES
  Salaries and employee benefits                                 863      659
  Occupancy expense, net                                         125       94
  Furniture and equipment expense                                 98       84
  External data processing expense                               177      182
  Other expenses                                                 594      421

      Total other expenses                                     1,857    1,440

INCOME BEFORE INCOME TAXES                                     1,349    1,178
  Applicable income taxes                                        409      347

NET INCOME                                                    $  940   $  831

  Earnings per share
    Basic                                                     $ 0.39   $ 0.35
    Diluted                                                     0.39     0.35

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

     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                           3/31/00    12/31/99
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                     $  8,099   $ 12,402
  Interest bearing                                           12,371      2,128
  Federal funds sold                                          4,400      5,300

    Total cash and cash equivalents                          24,870     19,830

Securities available for sale, at fair value                105,708     93,849

Investment securities (approximate fair value at March 31,
  2000 - $12,470; at December 31, 1999 - $13,611)            12,330     13,443

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                     1,988      1,988

Loans                                                       192,153    183,785
  Unearned income                                           (11,993)   (11,372)
  Allowance for loan losses                                  (2,728)    (2,697)

    Net loans                                               177,432    169,716

Premises and equipment, net                                   3,496      3,550
Accrued interest receivable                                   2,159      1,745
Other assets                                                 10,371     10,787

    Total assets                                           $338,354   $314,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non interest bearing)                            $ 28,182   $ 25,671
  Regular savings, NOW and money market accounts            119,901    121,717
  Certificates and time deposits of $100,000 or more         56,050     35,339
  Other time deposits                                        81,402     82,353

    Total deposits                                          285,535    265,080

Securities sold under agreements to repurchase                9,157      9,581
Notes payable - Federal Home Loan Bank                       10,591      8,173
Other liabilities                                             1,248        789

    Total liabilities                                       306,531    283,623

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000
  shares authorized, 2,401,695 shares issued at
  March 31, 2000 and December 31, 1999                        6,004      6,004
Surplus                                                       4,415      4,415
Undivided profits                                            23,628     23,048
Accumulated other comprehensive loss                         (2,014)    (2,182)
Treasury stock, at cost; 7,276 shares at March 31, 2000        (210)         0

    Total stockholders' equity                               31,823     31,285

    Total liabilities and stockholders' equity             $338,354   $314,908

Share amounts have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                             3 MONTHS ENDED
                                                                MARCH 31,
                                                           2000       1999

Cash flows from operating activities:
    Net income                                             $    940   $   831
Adjustments to reconcile net income to cash and cash
  equivalents provided by operating activities:
    Increase in interest receivable                            (414)     (213)
    Decrease in other assets                                    271        95
    Increase in other liabilities                               459       278
    Deferred income tax (benefit) expense                       (15)       (6)
    Depreciation and amortization expense                       201        80
    Net increase in cash surrender value of bank-owned
      life insurance                                            (27)      (27)
    Amortization of premiums/discounts on securities, net        22        57
    Provision for loan losses                                    37        60

    Total adjustments                                           534       324

      Net cash provided by operating activities               1,474     1,155


  Cash flows from investing activities:
    Purchase of investment securities                          (379)        0
    Purchase of AFS securities                              (17,041)   (8,127)
    Purchase of FRB and FHLB stock                                0      (100)
    Proceeds from maturities, paydowns and calls of
      investment securities                                   1,487     2,738
    Proceeds from maturities, paydowns and calls of
      AFS securities                                          4,447     9,005
    Proceeds from sale of AFS securities                        993         0
    Net increase in loans                                    (7,783)   (2,111)
    Purchases of premises and equipment, net                    (37)      (65)

      Net cash (used) provided by investing activities      (18,313)    1,340


  Cash flows from financing activities:
    Net increase (decrease) in deposits                      20,455    (6,850)
    (Decrease) Increase in securities sold under
      agreement to repurchase                                  (424)       34
    Increase in notes payable - FHLB                          2,418     2,000
    Treasury stock purchased                                   (210)        0
    Cash dividends paid on common stock                        (360)     (352)

      Net cash provided (used) by financing activities       21,879    (5,168)


Net increase (decrease) in cash and cash equivalents          5,040    (2,673)
Cash and cash equivalents beginning of period                19,830    20,364


Cash and cash equivalents end of period                    $ 24,870   $17,691


Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                               $  2,442   $ 1,818
    Income taxes                                                150       153
Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer
      to real estate owned                                        0       153


     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

   The accounting and reporting policies of CNB Bancorp, Inc. (the Company) and City National Bank and Trust Company (subsidiary Bank) conform to generally accepted accounting principles in a consistent manner and are in accordance with the general practices within the banking industry. Amounts in the prior periods' consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current period's consolidated financial statements.

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2000 and December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999 and the changes in cash flows for the three months ended March 31, 2000 and 1999. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1999 Annual Report and Form 10-K.

2. EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2000 and 1999. Per share figures and shares outstanding have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

                                                          Income       Shares         Per Share
                                                          (Numerator)  (Denominator)  Amount

   For the Three Months Ended March 31, 2000:
   Basic EPS: Income Available to Common Shareholders     $940         2,401          $0.39

   Dilutive Effect of Stock Options                          0            30

   Diluted EPS: Income Available to Common Shareholders
        and Assumed Conversions                           $940         2,431          $0.39


   For the Three Months Ended March 31, 1999:
   Basic EPS: Income Available to Common Shareholders     $831         2,400          $0.35

   Dilutive Effect of Stock Options                          0            12

   Diluted EPS: Income Available to Common Shareholders
        and Assumed Conversions                           $831         2,412          $0.35


3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $1,108,000 for the three months ended March 31, 2000 as compared to total comprehensive income of $489,000 for the three months ended March 31, 1999. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period. The following summarizes the components of other comprehensive income for the three month periods ending March 31 (in thousands):

                                                                                2000     1999

   Unrealized gains (losses) on securities:

     Net unrealized holding gains (losses) arising during the period,
     net of taxes of ($108) in 2000 and $228 in 1999                            $168     ($342)

     Reclassification adjustment for net realized gains included in income,
     net of taxes of $0 in 2000 and $0 in 1999                                     0         0

     Other comprehensive income (loss), net of taxes of ($108) in 2000 and
     $228 in 1999                                                               $168     ($342)


4. NEW ACCOUNTING PRONOUNCEMENTS

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

April 25, 2000                                By /s/ William N. Smith

     Date                                     William N. Smith
                                              Chairman of the Board, President
                                              and Chief Executive Officer

April 25, 2000                                By /s/ George A. Morgan

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

Financial Condition:

     Comparison of Financial Condition at March 31, 2000 and December 31, 1999. Total assets at March 31, 2000 were $338.4 million an increase of $23.5 million, or 7.5%, over the December 31, 1999 amount of $314.9 million. The largest increases were related to loan growth of $7.8 million and investments available for sale of $11.9 million. Asset growth was financed by deposit growth of $20.5 million and increased Federal Home Loan Bank borrowings of $2.4 million.

     Non-interest bearing cash balances decreased to $8.1 million at March 31, 2000 from $12.4 million at December 31, 1999 due primarily to the reduction in vault cash that had been accumulated for any Year 2000 related needs. Interest bearing cash balances increased to $12.4 million at March 31, 2000 from $2.1 million at December 31, 1999 due primarily to temporary deposits of one large commercial customer at March 31, 2000.

     Securities available for sale increased by $11.9 million, from $93.8 million at December 31, 1999, to $105.7 million at March 31, 2000 primarily as a result of deposit growth exceeding the borrowing needs of our customers and the reinvestment of maturing investment securities in securities available for sale.

     Loans receivable, net of unearned income, increased $7.8 million, or 4.5%, from $172.4 million at December 31, 1999, to $180.2 million at March 31, 2000, due primarily to the increase of $6.9 million in the commercial loan portfolio.

     Deposits at March 31, 2000 were $285.5 million an increase of $20.4 million, or 7.7%, over the balance of $265.1 million at December 31, 1999. The main reason for the increase was the growth in municipal certificates of deposit of $100,000 and over and the temporary funds of one commercial depositor in money market accounts.

     Stockholders' equity increased to $31.8 million at March 31, 2000 from $31.3 million at December 31, 1999, an increase of 1.6% primarily due to the retention of earnings during the first quarter of 2000. Stockholders' equity was partially reduced by the purchase of seven thousand shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 2000. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.

Capital Resources:

   Stockholder's equity to total assets decreased during the first three months of 2000 from 9.9% at December 31, 1999 to 9.4% at March 31, 2000. This decrease was primarily due to the growth in assets of $23.5 million or 7.4% during the first quarter while stockholders' equity increased $0.5 million or 1.6%.

   The table below shows the Companys' current ratios, December 31, 1999 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                 Regulatory
                                                           03/31/00   12/31/99   Guidelines

   Tier 1 risk based capital to net risk weighted assets   16.3%      17.4%      4.0%
   Total risk based capital to net risk weighted assets    17.5       18.7       8.0

   Leverage ratio (Tier 1/adjusted total assets)            9.2        9.3       3.0


   These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the first quarter of 2000 increased $1,358,000 or 31.5% from the corresponding period in 1999, while total interest expense increased $858,000 or 44.8% from the corresponding period in 1999. Net interest income increased $500,000 or 20.9% from the prior year period resulting primarily from volume increases in interest earning assets and interest bearing liabilities related to the acquisition of Adirondack on June 1, 1999 and other growth in interest earning assets and interest bearing liabilities as compared to the first quarter of 1999.

     The increase in interest on securities available for sale of $332,000 is largely due to the increase of $18.2 million in average outstanding volume of available for sale securities compared to the first quarter of 1999. The increase is largely attributed to securities acquired from Adirondack totaling $12 million as well as the Company's strategy of deploying excess cash in to the securities available for sale portfolio.

     The decrease in interest income on federal funds sold is primarily attributed to the decrease in the average outstanding volume of $4.6 million from the first quarter of 1999 to the first quarter of 2000.

     The increase in interest expense is primarily related to the increased volume of interest bearing liabilities associated with the acquisition of Adirondack on June 1, 1999. Additional interest expense was due to the increase in the average volume of certificates of deposit over $100,000 of $16.4 million as compared to the first quarter of 1999.

     The provision for loan losses decreased $23,000 from the corresponding period in 1999 to $37,000. Net charge-offs decreased $42,000 to $6,000 from the prior year period, a decrease of 87.5%. Non-performing loans decreased from $1,615,000 at December 31, 1999 to $1,540,000 at March 31, 2000, a
decrease of $75,000. The provision was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of March 31, 2000. The allowance for loan losses as a percent of net loans outstanding was 1.51% at March 31, 2000 as compared to 1.56% at December 31, 1999.

     Non-interest income increased $65,000 or 23.2% from the corresponding period of 1999. This increase was primarily due to the increase in deposit account service charges and increases in service fees collected on merchant credit card sales.

     Non-interest expense increased $417,000 or 30.0% from the corresponding period of 1999 due primarily to higher salaries and employee benefits, higher occupancy expense, higher furniture and equipment expense and higher other expenses. The higher salaries and employee benefits were primarily attributed to the adding of two new offices as of June 1, 1999 with the acquisition of Gloversville Federal Savings and Loan Association and normal salary adjustments. The higher occupancy expense relates primarily to the two additional offices as a result of the acquisition of Gloversville Federal. The higher furniture and equipment expense was also a result of acquiring Gloversville Federal consisting of additional depreciation expense and maintenance contracts. Higher other expenses is primarily due to the amortization of goodwill associated with the purchase of Adirondack, which is primarily non deductible for income tax purposes. Other increases were in stationary and supplies, advertising, and telephone expenses primarily associated with the two additional offices. Credit card processing expenses also increased in relation to the increase in other income discussed above.

     Net income increased $109,000 or 13.1% as compared to the same period of 1999. This increase was due to the increase in net interest income and other income more than offsetting the increase in other expenses.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest margin as of March 31, 2000 assuming an increase or decrease of 200 basis points in interest rates.

           Change in         Estimated Net          Change in
           Interest Rate     Interest Margin        Net Interest
           (basis points)    ($000 omitted)         Margin
           +200              11,933                  2.4%
           +100              11,781                  1.1
              0              11,655                  0.0
           -100              11,448                 (1.8)
           -200              11,393                 (2.2)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. At March 31, 2000 the Company had a negative one year cumulative gap position.

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

     As of March 31, 2000 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2000 was 8.30% of total assets.