Form 10-Q
period 2000-06-30
CNB BANCORP INC /NY/
filed 2000-08-08
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000       Commission File Number: 0-17501


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

Yes  X      No

Indicate the number of shares outstanding in each Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                               as of July 25, 2000
   $2.50 par value                                        2,368,186

                       CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                      Page No.

    PART I      FINANCIAL INFORMATION

    Item 1      Consolidated interim financial
                statements (unaudited):

                Consolidated statements of income for the three
                months ending June 30, 2000 and 1999
                and the six months ending June 30, 2000 and 1999         1

                Consolidated statements of financial condition
                as of June 30, 2000 and December 31, 1999                2

                Consolidated statements of cash flows for the
                six months ending June 30, 2000 and 1999                 3

                Notes to consolidated interim financial statements
                (unaudited)                                            4 - 5

    Item 2      Management's discussion and analysis

    Item 3      Quantitative and qualitative disclosures about market risk


    PART II     OTHER INFORMATION

    Item 1      Legal proceedings - none

    Item 2      Changes in securities - none

    Item 3      Defaults upon senior securities - none

    Item 4      Submission of matters to a vote of security holders - none

    Item 5      Other information - none

    Item 6      (a) Exhibits - not applicable

                (b) Reports on Form 8-K - June 8, 2000 - Acquisition of
                    Hathaway Agency, Inc.


                              CNB BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)


                                                                                              3 MONTHS ENDED        6 MONTHS ENDED
                                                                                                  JUNE 30,             JUNE 30,

                                                                                                2000      1999      2000      1999
                                                                                             -------   -------   -------   -------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                                 $ 3,814   $ 2,964   $ 7,499   $ 5,562
  Interest on federal funds sold                                                                  95       132       181       258
  Interest on balances due from depository institutions                                           36        59        54        61
  Interest and dividends on securities available for sale                                      1,772     1,371     3,431     2,698
  Interest on investment securities                                                              192       212       385       457
  Dividends on FRB and FHLB stock                                                                 52        16        84        33
                                                                                             -------   -------   -------   -------
    Total interest and dividend income                                                         5,961     4,754    11,634     9,069

INTEREST EXPENSE
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                                           872       566     1,652     1,046
    Regular savings, NOW and money market accounts                                               708       491     1,384       916
    Other time deposits                                                                        1,072       891     2,130     1,676
  Interest on securities sold under agreements to repurchase                                     109       166       243       331
  Interest on other borrowed money                                                               206        82       333       144
                                                                                             -------   -------   -------   -------
    Total interest expense                                                                     2,967     2,196     5,742     4,113
NET INTEREST INCOME                                                                            2,994     2,558     5,892     4,956
  Provision for loan losses                                                                       62        60        99       120
                                                                                             -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                             2,932     2,498     5,793     4,836

NON-INTEREST INCOME
  Income from fiduciary activities                                                                42        38        81        77
  Service charges on deposit accounts                                                            114       100       223       189
  Net gain on sale of securities                                                                   0        70         0        70
  Other income                                                                                   215       148       412       300
                                                                                             -------   -------   -------   -------
    Total non-interest income                                                                    371       356       716       636

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                                 883       747     1,746     1,406
  Occupancy expense, net                                                                         105        81       230       175
  Furniture and equipment expense                                                                106       131       204       215
  External data processing expense                                                               178       251       355       433
  Other expense                                                                                  651       530     1,245       951
                                                                                             -------   -------   -------   -------
    Total non-interest expense                                                                 1,923     1,740     3,780     3,180
                                                                                             -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                                                                     1,380     1,114     2,729     2,292
  Applicable income taxes                                                                        407       312       816       659
                                                                                             -------   -------   -------   -------
NET INCOME                                                                                   $   973   $   802   $ 1,913   $ 1,633
                                                                                             =======   =======   =======   =======

  Earnings per share
    Basic                                                                                    $  0.41   $  0.33   $  0.80   $  0.68
    Diluted                                                                                     0.40      0.33      0.79      0.68


Per share data has been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)
                                 (UNAUDITED)


                                                                     6/30/00     12/31/99
                                                                   ---------    ---------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                             $   7,053    $  12,402
  Interest bearing                                                       250        2,128
  Federal funds sold                                                   5,500        5,300
                                                                   ---------    ---------
    Total cash and cash equivalents                                   12,803       19,830

Securities available for sale, at fair value                         108,823       93,849

Investment securities (approximate fair value at June 30, 2000 -
  $13,299; at December 31, 1999 - $13,611)                            13,168       13,443

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                              1,988        1,988

Loans                                                                193,705      183,785
   Unearned income                                                   (12,799)     (11,372)
   Allowance for loan losses                                          (2,772)      (2,697)
                                                                   ---------    ---------
           Net loans                                                 178,134      169,716

Premises and equipment, net                                            3,417        3,550
Accrued interest receivable                                            2,091        1,745
Other assets                                                          10,990       10,787
                                                                   ---------    ---------
       Total assets                                                $ 331,414    $ 314,908
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non interest bearing)                                   $  30,210    $  25,671
   Regular savings, NOW and money market accounts                    108,365      121,717
   Certificates and time deposits of $100,000 or more                 50,876       35,339
   Other time deposits                                                81,449       82,353
                                                                   ---------    ---------
     Total deposits                                                  270,900      265,080

Securities sold under agreements to repurchase                         6,982        9,581
Notes payable - Federal Home Loan Bank                                20,509        8,173
Other liabilities                                                      1,285          789
                                                                   ---------    ---------
       Total liabilities                                             299,676      283,623

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued at June 30, 2000 and December 31, 1999       6,004        6,004
Surplus                                                                4,415        4,415
Undivided profits                                                     24,243       23,048
Accumulated other comprehensive loss                                  (1,979)      (2,182)
Treasury stock, at cost; 33,509 shares at June 30, 2000                 (945)           0
                                                                   ---------    ---------
       Total stockholders' equity                                     31,738       31,285
                                                                   ---------    ---------
       Total liabilities and stockholders' equity                  $ 331,414    $ 314,908
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

See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)


                                                                                                            6 MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                             2000        1999
                                                                                                         --------    --------
Cash flows from operating activities:
     Net income                                                                                          $  1,913    $  1,633
Adjustments to reconcile net income to net cash provided by operating activities:
     (Increase) decrease in interest receivable                                                              (346)        122
     Increase in other assets                                                                                (265)       (370)
     Increase in other liabilities                                                                            496         252
     Deferred income tax expense (benefit)                                                                     39        (113)
     Depreciation and amortization expense                                                                    395         231
     Net increase in cash surrender value of bank-owned life insurance                                        (56)        (51)
     Amortization of premiums/discounts on securities, net                                                     37         112
     Net gain on sale of securities                                                                             0         (70)
     Provision for loan losses                                                                                 99         120
                                                                                                         --------    --------
     Total adjustments                                                                                        399         233
                                                                                                         --------    --------
       Net cash provided by operating activities                                                            2,312       1,866
                                                                                                         --------    --------

  Cash flows from investing activities:
     Purchase of investment securities                                                                     (1,286)       (988)
     Purchase of AFS securities                                                                           (25,398)    (15,669)
     Purchase of FRB and FHLB stock                                                                             0        (100)
     Proceeds from maturities, paydowns and calls of investment securities                                  1,929       4,209
     Proceeds from maturities, paydowns and calls of AFS securities                                         9,358      16,259
     Proceeds from sale of AFS securities                                                                     993       3,880
     Net increase in loans                                                                                 (8,785)     (2,615)
     Purchases of premises and equipment, net                                                                 (44)       (129)
     Net cash paid in acquisition                                                                               0     (10,636)
                                                                                                         --------    --------
       Net cash used by investing activities                                                              (23,233)     (5,789)
                                                                                                         --------    --------

  Cash flows from financing activities:
     Net increase (decrease) in deposits                                                                    5,820      (2,238)
     Decrease in securities sold under agreement to repurchase                                             (2,599)        (71)
     Increase in notes payable - FHLB                                                                      12,336       2,000
     Treasury stock purchased                                                                                (945)          0
     Cash dividends paid on common stock                                                                     (718)       (704)
                                                                                                         --------    --------
       Net cash provided (used) by financing activities                                                    13,894      (1,013)
                                                                                                         --------    --------

  Net decrease in cash and cash equivalents                                                                (7,027)     (4,936)
  Cash and cash equivalents beginning of period                                                            19,830      20,364
                                                                                                         --------    --------

  Cash and cash equivalents end of period                                                                $ 12,803    $ 15,428
                                                                                                         ========    ========

  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                                           $  5,469    $  3,889
      Income taxes                                                                                            951         510
  Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                                   209         176

   Fair value of non-cash assets acquired in acquisition
   Fair value of liabilities assumed in acquisition                                                             0    $ 64,944
   Fair value of stock options issued in acquisition                                                            0      59,151
                                                                                                                0         393


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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999 and the changes in cash flows for the six months ended June 30, 2000 and 1999. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1999 Annual Report and Form 10-K.

2. EARNINGS PER COMMON SHARE

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 2000 and 1999. Per share figures and weighted average shares outstanding have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999. (In thousands, except per share amounts)


                                                                      Weighted
                                                                      Average
                                                       Income         Shares         Per Share
                                                       (Numerator)    (Denominator)  Amount
                                                       ----------     -------------  ---------
For the Three Months Ended June 30, 2000:
Basic EPS                                              $  973          2,386         $   0.41
                                                                                     ========
Dilutive Effect of Stock Options                            0             27
                                                       ------         ------
Diluted EPS                                            $  973          2,413         $   0.40
                                                       ======         ======         ========

For the Three Months Ended June 30, 1999:
Basic EPS                                              $  802          2,400         $   0.33
                                                                                     ========
Dilutive Effect of Stock Options                            0             21
                                                       ------         ------
Diluted EPS                                            $  802          2,421         $   0.33
                                                       ======         ======         ========

For the Six Months Ended June 30, 2000:
Basic EPS                                              $1,913          2,393         $   0.80
                                                                                     ========
Dilutive Effect of Stock Options                            0             29
                                                       ------         ------
Diluted EPS                                            $1,913          2,422         $   0.79
                                                       ======         ======         ========

For the Six Months Ended June 30, 1999:
Basic EPS                                              $1,633          2,400         $   0.68
                                                                                     ========
Dilutive Effect of Stock Options                            0             17
                                                       ------         ------
Diluted EPS                                            $1,633          2,417         $   0.68
                                                       ======         ======         ========


3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $1,008,000 for the three months ended June 30, 2000 as compared to a total comprehensive loss of $313,000 for the three months ended June 30, 1999. For the six month periods ended June 30, 2000 and 1999 the Company recorded total comprehensive income of $2,116,000 and $176,000, respectively. At the Company, comprehensive income(loss) represents net income plus other comprehensive income(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period. The following summarizes the components of other comprehensive income(loss) for the six month periods ending June 30 (in thousands):


                                                                              2000      1999
                                                                           -------   -------
Unrealized gains (losses) on securities:
  Net unrealized holding gains (losses) arising during the period,
  net of taxes of ($129) in 2000 and $941 in 1999                          $   203   ($1,415)
  Reclassification adjustment for net realized gains included in income,
  net of taxes of $0 in 2000 and ($28) in 1999                                   0        42
                                                                           -------   -------
  Other comprehensive income (loss), net of taxes of ($129) in 2000 and
  $913 in 1999                                                             $   203   ($1,457)
                                                                           =======   =======


4. ACQUISITION

   On July 1, 2000, the Company acquired Hathaway Agency, Inc. (Hathaway), a local insurance agency. At the date of the acquisition, Hathaway had approximately $1,300,000 in assets, $300,000 in liabilities and $1,000,000 in shareholders' equity. Pursuant to the merger agreement, Hathaway became a wholly owned subsidiary of CNB Bancorp, Inc.

   Upon consummation of the acquisition, each preferred share of Hathaway was exchanged for $100 in cash which totaled approximately $700,000 and each common share of Hathaway was exchanged for $2,432 in cash which totaled approximately $600,000. In addition, under a non-compete agreement each preferred and common shareholder of Hathaway will receive payments over a period of five years totaling, in the aggregate, approximately
   $300,000.

   The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Hathaway resulted in approximately $300,000 in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. Covenant not to compete payments are being expensed as paid over the five year period of the covenant.

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

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                              CNB BANCORP, INC.


      July 25, 2000                           By /s/ William N. Smith
---------------------------                   --------------------------------
           Date                               William N. Smith
                                              Chairman of the Board, President
                                              and Chief Executive Officer


      July 25, 2000                           By /s/ George A. Morgan
---------------------------                   --------------------------------
           Date                               George A. Morgan
                                              Vice President and Secretary
                                              (Principal Financial Officer)

                              CNB BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     CNB Bancorp, Inc. (the Company), a New York corporation, organized in 1988, is a registered bank holding company headquartered in Gloversville, New York. Its wholly-owned subsidiary, City National Bank and Trust Company (the subsidiary Bank), was organized in 1887 and is also headquartered in Gloversville, New York, with five branches located in the county of Fulton and one branch located in the county of Saratoga. The subsidiary Bank is a full service commercial bank that offers a broad range of demand and time deposits; consumer, mortgage, and commercial loans; and trust and investment services. The subsidiary Bank is a member of the Federal Deposit Insurance Corporation and the Federal Reserve System and is subject to regulation and supervision of the Federal Reserve and the Comptroller of the Currency.

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

FINANCIAL REVIEW:

Acquisitions:

     On June 1, 1999, the Company acquired Adirondack Financial Services Bancorp, Inc. (Adirondack) and its wholly owned subsidiary, Gloversville Federal Savings and Loan Association. At the date of the merger, Adirondack and its subsidiary had approximately $68.5 million in assets, $56.4 million in deposits and $9.5 million in shareholders' equity. Pursuant to the merger agreement, Adirondack was merged into CNB Bancorp, Inc. and Gloversville Federal Savings and Loan Association was merged into City National Bank and Trust Company. The combined bank now operates as one institution under the name of City National Bank and Trust Company.

     On July 1, 2000, the Company acquired Hathaway Agency, Inc. (Hathaway), a local insurance agency. At the date of the acquisition, Hathaway had approximately $1,300,000 in assets, $300,000 in liabilities and $1,000,000 in shareholders' equity. Pursuant to the merger agreement, Hathaway became a wholly owned subsidiary of CNB Bancorp, Inc.

     Upon consummation of the acquisition, each preferred share of Hathaway was exchanged for $100 in cash which totaled approximately $700,000 and each common share of Hathaway was exchanged for $2,432 in cash which totaled approximately $600,000. In addition, under a non-compete agreement each preferred and common shareholder of Hathaway will receive payments over a period of five years totaling, in the aggregate, approximately $300,000.

     The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Hathaway resulted in approximately $300,000 in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. Covenant not to compete payments are being expensed as paid over the five year period of the covenant.

Financial Condition:

     Total assets at June 30, 2000 were $331.4 million an increase of $16.5 million, or 5.2%, over the December 31, 1999 amount of $314.9 million. The increases were primarily related to loan growth of $8.5 million and investments available for sale of $15.0 million, partially offset by a $7.0 million decrease in cash and cash equivalents. Asset growth was financed by deposit growth of $5.8 million and increased Federal Home Loan Bank borrowings of $12.3 million.

     Non-interest bearing cash balances decreased to $7.1 million at June 30, 2000 from $12.4 million at December 31, 1999 due primarily to the reduction in vault cash that had been accumulated for any Year 2000 related needs. Interest bearing cash balances decreased to $0.3 million at June 30, 2000 from $2.1 million at December 31, 1999 due primarily to temporary deposits at year end being invested in the bond portfolio.

     Securities available for sale increased by $15.0 million, from $93.8 million at December 31, 1999, to $108.8 million at June 30, 2000 primarily as a result of the reduction of cash held at year end being invested in the bond portfolio coupled with deposit growth and increased borrowings from the Federal Home Loan Bank.

     Loans receivable, net of unearned income, increased $8.5 million, or 4.9%, from $172.4 million at December 31, 1999, to $180.9 million at June 30, 2000, due primarily to the increase of $5.7 million in the commercial loan portfolio and the increase of $4.0 million in the consumer installment loan portfolio.

     Deposits at June 30, 2000 were $270.9 million an increase of $5.8 million, or 2.2%, over the balance of $265.1 million at December 31, 1999. This increase is primarily attributed to the increase in demand deposits and large municipal certificates of deposit, partially offset by the decrease in regular savings, NOW and money market deposits.

     Stockholders' equity increased to $31.7 million at June 30, 2000 from $31.3 million at December 31, 1999, an increase of 1.4%. This increase was primarily due to the retention of earnings, less dividends paid, during the first six months of 2000 less the cost of the purchase of 33,509 shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 2000. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.

Capital Resources:

   Stockholders' equity to total assets decreased during the first six months of 2000 from 9.9% at December 31, 1999 to 9.6% at June 30, 2000. This decrease was primarily due to the growth in assets of $16.5 million or 5.2% during the first six months while stockholders' equity increased $0.4 million or 1.3%.

   The table below shows the Company's June 30, 2000 ratios, December 31, 1999 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.


                                                                                                               Regulatory
                                                                                   06/30/00      12/31/99      Guidelines
                                                                                   --------      --------      ----------
Tier 1 risk based capital to net risk weighted assets                              16.1%         17.4%         4.0%
Total risk based capital to net risk weighted assets                               17.3          18.7          8.0

Leverage ratio (Tier 1/adjusted total assets)                                       8.9           9.3          3.0


These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the second quarter of 2000 increased $1,207,000 or 25.4% from the corresponding period in 1999, while total interest expense increased $771,000 or 35.1% from the corresponding period in 1999. Net interest income increased $436,000 or 17.0% from the prior year period resulting primarily from volume increases in interest earning assets and interest bearing liabilities related to the acquisition of Adirondack on June 1, 1999 and other growth in interest earning assets and interest bearing liabilities as compared to the second quarter of 1999.

     The increase in interest and fees on loans of $850,000 compared to the second quarter of 1999 is largely due to the acquisition of approximately $50.0 million in loans in the Adirondack purchase on June 1, 1999. Commercial loan and consumer loan balances have also increased over the same period of 1999.

     The increase in interest on securities available for sale of $401,000 is largely due to an increase of $20.2 million in the average outstanding balance of available for sale securities compared to the second quarter of 1999. The increase is largely attributed to securities acquired from Adirondack totaling $12 million as well as the Company's strategy of deploying excess cash in to the securities available for sale portfolio.

     The decrease in interest income on federal funds sold is primarily attributed to the decrease in the average outstanding balance of $4.9 million from the second quarter of 1999 to the second quarter of 2000.

     The increase in interest expense is primarily related to the increased balance of interest bearing liabilities associated with the acquisition of Adirondack on June 1, 1999. Additional interest expense resulted from the increase in the average balance of certificates of deposit over $100,000 of $12.5 million as compared to the second quarter of 1999.

     The provision for loan losses increased $2,000 from the corresponding period in 1999 to $62,000. Net charge-offs decreased $17,000 to $18,000 from the prior year period. Non-performing loans decreased from $1,615,000 at December 31, 1999 to $1,254,000 at June 30, 2000, a decrease of $361,000. The provision was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2000. The allowance for loan losses as a percent of net loans outstanding was 1.53% at June 30, 2000 as compared to 1.56% at December 31, 1999.

     Non-interest income increased $15,000 or 4.2% from the corresponding period of 1999. This increase was primarily due to the increase in deposit account service charges and increases in service fees collected on merchant credit card sales partially offset by a gain on securities sales in 1999.

     Non-interest expense increased $183,000 or 10.5% from the corresponding period of 1999 due primarily to higher salaries and employee benefits, higher occupancy expense and higher other expenses. The higher salaries and employee benefits were primarily attributed to the addition of two new offices as of June 1, 1999 with the acquisition of Gloversville Federal Savings and Loan Association and normal salary adjustments. The higher occupancy expense relates primarily to the two additional offices as a result of the acquisition of Gloversville Federal. Higher other expense is primarily due to the amortization of goodwill associated with the purchase of Adirondack. Other increases were in advertising and telephone expense primarily associated with the two additional offices. Credit card processing expenses also increased in relation to the increase in other income discussed above. These increases were partially offset by a reduction in data processing expense and furniture and equipment expense related to the merger in 1999.

     Net income increased $171,000 or 21.3% as compared to the same period of 1999. This increase was primarily due to the increase in net interest income more than offsetting the increase in non-interest expense.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first six months of 2000 increased $2,565,000 or 28.3% from the corresponding period in 1999, while total interest expense increased $1,629,000 or 39.6% from the corresponding period in 1999. Net interest income increased $936,000 or 18.9% from the prior year period resulting primarily from volume increases in interest earning assets and interest bearing liabilities related to the acquisition of Adirondack on June 1, 1999 and other growth in interest earning assets and interest bearing liabilities as compared to the first six months of 1999.

     The increase in interest and fees on loans of $1,937,000 compared to the first six months of 1999 is largely due to the acquisition of approximately $50.0 million in loans in the Adirondack purchase on June 1, 1999. Commercial loan and consumer loan balances have also increased over the same period of 1999.

     The increase in interest on securities available for sale of $733,000 is largely due to the increase of $19.2 million in the average outstanding balance of available for sale securities compared to the first six months of 1999. The increase is largely attributed to securities acquired from Adirondack totaling $12 million as well as the Company's strategy of deploying excess cash in to the securities available for sale portfolio.

     The decrease in interest income on federal funds sold is primarily attributed to the decrease in the average outstanding balance of $4.8 million from the first six months of 1999 to the first six months of 2000.

     The increase in interest expense is primarily related to the increased balance of interest bearing liabilities associated with the acquisition of Adirondack on June 1, 1999. Additional interest expense resulted from the increase in the average balance of certificates of deposit over $100,000 of $14.5 million as compared to the first six months of 1999.

     The provision for loan losses decreased $21,000 from the corresponding period in 1999 to $99,000. Net charge-offs decreased $60,000 to $23,000 from the prior year period. Non-performing loans decreased from $1,615,000 at December 31, 1999 to $1,254,000 at June 30, 2000, a decrease of $361,000. The provision was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2000. The allowance for loan losses as a percent of net loans outstanding was 1.53% at June 30, 2000 as compared to 1.56% at December 31, 1999.

     Non-interest income increased $80,000 or 12.6% from the corresponding period of 1999. This increase was primarily due to the increase in deposit account service charges and increases in service fees collected on merchant credit card sales partially offset by a gain on securities sales in 1999.

     Non-interest expense increased $600,000 or 18.9% from the corresponding period of 1999 due primarily to higher salaries and employee benefits, higher occupancy expense and higher other expenses. The higher salaries and employee benefits were primarily attributed to the addition of two new offices as of June 1, 1999 with the acquisition of Gloversville Federal Savings and Loan Association and normal salary adjustments. The higher occupancy expense relates primarily to the two additional offices as a result of the acquisition of Gloversville Federal. Higher other expense is primarily due to the amortization of goodwill associated with the purchase of Adirondack. Other increases were in advertising, stationary and supplies and telephone expense primarily associated with the two additional offices. Credit card processing expenses also increased in relation to the increase in other income discussed above. These increases were partially offset by a reduction in data processing expense and furniture and equipment expense related to the merger in 1999.

     Net income increased $280,000 or 17.1% as compared to the same period of 1999. This increase was primarily due to the increase in net interest income and non-interest income more than offsetting the increase in non-interest expense.

                              CNB BANCORP, INC.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The subsidiary Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the subsidiary Bank manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the subsidiary Bank's financial condition and results of operation. The subsidiary Bank does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

     The subsidiary Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The ALCO, comprised of senior management, has developed policies to measure, manage and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the subsidiary Bank's assets and liabilities. For example, the subsidiary Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

     In managing exposure, the subsidiary Bank uses interest rate sensitivity models that measure both net gap exposure and earnings at risk. The ALCO monitors the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. The ALCO utilizes a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate 200 basis point rise or fall in interest rates over a twelve month period. The model is based on the actual maturity and repricing characteristics of interest rate assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities.

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest income as of June 30, 2000 assuming the immediate increases or decreases in interest rates shown below:

  Change in          Estimated Net          Change in
Interest Rate       Interest Income        Net Interest
(basis points)      ($000 omitted)            Income

     +200               11,184                (4.2)%
     +100               11,415                (2.2)
        0               11,675                 0.0
     -100               11,630                (0.4)
     -200               11,603                (0.6)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2000 the subsidiary Bank was in a liability sensitive position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 2000 was 7.69% of total assets.

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