Form 10-Q
period 2000-09-30
CNB BANCORP INC /NY/
filed 2000-11-14
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000       Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                              as of November 6, 2000
  $2.50 par value                                       2,363,694

                       CNB BANCORP, INC. AND SUBSIDIARY
                                    INDEX


                                                                      Page No.
PART I      FINANCIAL INFORMATION

Item 1      Consolidated interim financial statements (unaudited):

            Consolidated statements of income for the three
            months ended September 30, 2000 and 1999 and the
            nine months ended September 30, 2000 and 1999                   1

            Consolidated statements of financial condition
            as of September 30, 2000 and December 31, 1999                  2

            Consolidated statements of cash flows for the nine
            months ended September 30, 2000 and 1999                        3

            Notes to consolidated interim financial statements
            (unaudited)                                                 4 - 5

Item 2      Management's discussion and analysis

Item 3      Quantitative and qualitative disclosures about market risk


PART II     OTHER INFORMATION

Item 1      Legal proceedings - none

Item 2      Changes in securities - none

Item 3      Defaults upon senior securities - none

Item 4      Submission of matters to a vote of security holders - none

Item 5      Other information - none

Item 6      (a) Exhibits - Certificate of Amendment of Certificate
                of Incorporation of CNB Bancorp, Inc.
            (b) Reports on Form 8-K - None

                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)

                                                                       3 MONTHS ENDED           9 MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,

                                                                     2000         1999        2000          1999
                                                                     ----         ----        ----          ----

INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                         $3,901       $3,652      $11,400       $ 9,214
  Interest on federal funds sold                                         67           98          248           356
  Interest on balances due from depository institutions                   3            4           57            65
  Interest and dividends on securities available for sale             1,782        1,469        5,213         4,167
  Interest on investment securities                                     240          203          625           660
  Dividends on FRB and FHLB stock                                        35           29          119            62
                                                                     ------       ------      -------       -------
    Total interest and dividend income                                6,028        5,455       17,662        14,524

INTEREST EXPENSE
  Interest on deposits:
    Certificates and time deposits of $100,000 or more                  829          581        2,481         1,627
    Regular savings, NOW and money market accounts                      682          655        2,066         1,571
    Other time deposits                                               1,137        1,067        3,267         2,743
  Interest on securities sold under agreements to repurchase             94          148          337           479
  Interest on other borrowed money                                      388          105          721           249
                                                                     ------       ------      -------       -------
    Total interest expense                                            3,130        2,556        8,872         6,669

NET INTEREST INCOME                                                   2,898        2,899        8,790         7,855
  Provision for loan losses                                              60           60          159           180
                                                                     ------       ------      -------       -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                     2,838        2,839        8,631         7,675

NON-INTEREST INCOME
  Income from fiduciary activities                                       48           45          129           122
  Service charges on deposit accounts                                   123          110          346           299
  Net gain on sale of securities available for sale                       0            0            0            70
  Other income                                                          396          284          808           584
                                                                     ------       ------      -------       -------
    Total non-interest income                                           567          439        1,283         1,075

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        954          931        2,700         2,337
  Occupancy expense, net                                                116          104          346           279
  Furniture and equipment expense                                       104          196          308           411
  External data processing expense                                      193          221          548           654
  Other expense                                                         638          621        1,883         1,572
                                                                     ------       ------      -------       -------
    Total non-interest expense                                        2,005        2,073        5,785         5,253
                                                                     ------       ------      -------       -------
INCOME BEFORE INCOME TAXES                                            1,400        1,205        4,129         3,497
  Applicable income taxes                                               456          376        1,272         1,035
                                                                     ------       ------      -------       -------
NET INCOME                                                           $  944       $  829      $ 2,857       $ 2,462
                                                                     ======       ======      =======       =======
  Earnings per share
    Basic                                                            $ 0.40       $ 0.35      $  1.20       $  1.03
    Diluted                                                            0.39         0.34         1.18          1.02


Per share data has been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)
                                 (UNAUDITED)

                                                                 9/30/00                      12/31/99
                                                                 -------                      --------

ASSETS
Cash and cash equivalents:
  Non-interest bearing                                           $  9,709                     $ 12,402
  Interest bearing                                                    263                        2,128
  Federal funds sold                                                9,400                        5,300
                                                                 --------                     --------
    Total cash and cash equivalents                                19,372                       19,830

Securities available for sale, at fair value                      108,481                       93,849

Investment securities (approximate fair value
  at September 30, 2000 - $15,851; at December 31,
  1999 - $13,611)                                                  15,623                       13,443

Investments required by law, stock in Federal Home
  Loan Bank of New York and Federal Reserve Bank of
  New York, at cost                                                 2,224                        1,988

Loans                                                             198,106                      183,785
  Unearned income                                                 (13,513)                     (11,372)
  Allowance for loan losses                                        (2,748)                      (2,697)
                                                                 --------                     --------
    Net loans                                                     181,845                      169,716

Premises and equipment, net                                         3,443                        3,550
Accrued interest receivable                                         2,318                        1,745
Other assets                                                       10,947                       10,787
                                                                 --------                     --------
    Total assets                                                 $344,253                     $314,908
                                                                 ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non interest bearing)                                  $ 30,718                     $ 25,671
  Regular savings, NOW and money market accounts                  104,804                      121,717
  Certificates and time deposits of $100,000 or more               60,580                       35,339
  Other time deposits                                              80,198                       82,353
                                                                 --------                     --------
    Total deposits                                                276,300                      265,080

Securities sold under agreements to repurchase                      6,429                        9,581
Notes payable - Federal Home Loan Bank                             26,425                        8,173
Other liabilities                                                   2,207                          789
                                                                 --------                     --------
    Total liabilities                                             311,361                      283,623

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares
  authorized, 2,401,695 shares issued at September 30,
  2000 and December 31, 1999                                        6,004                        6,004
Surplus                                                             4,385                        4,415
Undivided profits                                                  24,812                       23,048
Accumulated other comprehensive loss                               (1,211)                      (2,182)
Treasury stock, at cost; 38,836 shares at
  September 30, 2000                                               (1,098)                           0
                                                                 --------                     --------
    Total stockholders' equity                                     32,892                       31,285
                                                                 --------                     --------
    Total liabilities and stockholders' equity                   $344,253                     $314,908
                                                                 ========                     ========


Share amounts reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999.

See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)


                                                                                     9 MONTHS ENDED
                                                                                      SEPTEMBER 30,

                                                                           2000                          1999
                                                                           ----                          ----
Cash flows from operating activities:
        Net income                                                         $  2,857                      $  2,462
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Increase in accrued interest receivable                                    (570)                          (63)
    (Increase) decrease in other assets                                        (292)                          635
    Increase (decrease) in other liabilities                                  1,149                          (363)
    Deferred income tax expense                                                  47                            51
    Depreciation and amortization expense                                       607                           518
    Net increase in cash surrender value of bank-owned
      life insurance                                                            (85)                          (76)
    Amortization of premiums/discounts on securities, net                        46                           163
    Net gain on sale of securities available for sale                             0                           (70)
    Provision for loan losses                                                   159                           180
                                                                           --------                      --------
    Total adjustments                                                         1,061                           975
                                                                           --------                      --------
        Net cash provided by operating activities                             3,918                         3,437
                                                                           --------                      --------

Cash flows from investing activities:
     Purchase of investment securities                                       (4,523)                       (1,583)
     Purchase of securities available for sale                              (29,030)                      (19,456)
     Purchase of Federal Reserve Bank and Federal Home
       Loan Bank stock                                                         (236)                         (550)
     Proceeds from maturities, paydowns and calls of
       investment securities                                                  2,327                         5,176
     Proceeds from maturities, paydowns and calls of
       securities available for sale                                         15,140                        19,168
     Proceeds from sale of securities available for sale                      1,043                         3,880
     Net increase in loans                                                  (12,583)                       (1,524)
     Purchases of premises and equipment, net                                  (153)                         (182)
     Net cash paid in acquisition                                              (456)                      (10,828)
                                                                           --------                      --------
        Net cash used by investing activities                               (28,471)                       (5,899)
                                                                           --------                      --------

Cash flows from financing activities:
     Net increase in deposits                                                11,220                         6,579
     Decrease in securities sold under agreements to repurchase              (3,152)                       (2,653)
     Increase in notes payable - Federal Home Loan Bank                      18,252                         1,921
     Treasury stock purchased                                                (1,163)                            0
     Treasury stock sold                                                         35                             0
     Cash dividends paid on common stock                                     (1,097)                       (1,056)
                                                                           --------                      --------
        Net cash provided by financing activities                            24,095                         4,791
                                                                           --------                      --------

Net (decrease) increase in cash and cash equivalents                           (458)                        2,329
Cash and cash equivalents beginning of period                                19,830                        20,364
                                                                           --------                      --------
Cash and cash equivalents end of period                                    $ 19,372                      $ 22,693
                                                                           ========                      ========

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                                              $  8,210                      $  6,544
     Income taxes                                                             1,093                           785
Supplemental schedule of noncash investing activities:
     Net reduction in loans resulting from the transfer to
       real estate owned                                                        209                           285

Fair value of non-cash assets acquired in acquisition                      $    376                      $ 65,464
Fair value of liabilities assumed in acquisition                                269                        59,026
Fair value of stock options issued in acquisition                                 0                           393


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

   The accounting and reporting policies of CNB Bancorp, Inc. (the Company), City National Bank and Trust Company (subsidiary Bank) and Hathaway Agency, Inc. (subsidiary Insurance Agency) conform to generally accepted accounting principles in a consistent manner and are in accordance with the general practices within the financial services industry. Amounts in the prior periods' consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current period's consolidated financial statements.

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 1999 Annual Report and Form 10-K.


2. EARNINGS PER COMMON SHARE

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and nine month periods ended September 30, 2000 and 1999. Per share figures and weighted average shares outstanding have been adjusted to reflect the 3 for 2 stock split effected through the 50% stock dividend declared in July 1999. (In thousands, except per share amounts)

                                                                               Weighted
                                                                               Average
                                                           Income              Shares              Per Share
                                                           (Numerator)         (Denominator)       Amount
                                                           -----------         -------------       ---------

For the Three Months Ended September 30, 2000:
Basic EPS                                                  $  944              2,367               $0.40
                                                                                                   =====
Dilutive Effect of Stock Options                                0                 31
                                                           ------              -----
Diluted EPS                                                $  944              2,398               $0.39
                                                           ======              =====               =====

For the Three Months Ended September 30, 1999:
Basic EPS                                                  $  829              2,400               $0.35
                                                                                                   =====
Dilutive Effect of Stock Options                                0                 36
                                                           ------              -----
Diluted EPS                                                $  829              2,436               $0.34
                                                           ======              =====               =====

For the Nine Months Ended September 30, 2000:
Basic EPS                                                  $2,857              2,384               $1.20
                                                                                                   =====
Dilutive Effect of Stock Options                                0                 27
                                                           ------              -----
Diluted EPS                                                $2,857              2,411               $1.18
                                                           ======              =====               =====

For the Nine Months Ended September 30, 1999:
Basic EPS                                                  $2,462              2,400               $1.03
                                                                                                   =====
Dilutive Effect of Stock Options                                0                 22
                                                           ------              -----
Diluted EPS                                                $2,462              2,422               $1.02
                                                           ======              =====               =====


3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $1,712,000 for the three months ended September 30, 2000 as compared to total comprehensive income of $481,000 for the three months ended September 30, 1999. For the nine month periods ended September 30, 2000 and 1999 the Company recorded total comprehensive income of $3,828,000 and $657,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period. The following summarizes the components of other comprehensive income(loss) for the nine month periods ended September 30 (in thousands):

                                                                               2000           1999
                                                                               ----           --------
Unrealized gains (losses) on securities:
  Net unrealized holding gains (losses) arising during the period,
    net of taxes of ($646) in 2000 and $1,190 in 1999                          $971           ($1,763)
  Reclassification adjustment for net realized gains included in income,
    net of taxes of $0 in 2000 and ($28) in 1999                                  0                42
                                                                               ----           --------
  Other comprehensive income (loss), net of taxes of ($646) in 2000
    and $1,162 in 1999                                                         $971           ($1,805)
                                                                               ====           ========


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


5. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, and Amendment to FASB Statement No. 133." This Statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management expects the impact of SFAS No. 133, as amended by SFAS No. 138, to have no material effect on the Company's consolidated financial statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                            CNB BANCORP, INC.

November 6, 2000                            By /s/ William N. Smith
----------------                               --------------------
Date                                           William N. Smith
                                               Chairman of the Board,
                                               President and
                                               Chief Executive Officer

November 6, 2000                            By /s/ George A. Morgan
----------------                               --------------------
Date                                           George A. Morgan
                                               Vice President and
                                               Secretary
                                               (Principal Financial Officer)

                              CNB BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL:

   CNB Bancorp, Inc. (the Company), a New York corporation, organized in 1988, is a registered financial holding company headquartered in Gloversville, New York. Its wholly-owned subsidiaries, City National Bank and Trust Company (the subsidiary Bank) and Hathaway Agency, Inc. (the subsidiary Insurance Agency), were organized in 1887 and 1915, respectively and are also headquartered in Gloversville, New York. The subsidiary Bank has five branches located in the county of Fulton and one branch located in the county of Saratoga. The subsidiary Insurance Agency has one office located in the county of Fulton. The subsidiary Bank is a full service commercial bank that offers a broad range of demand and time deposits; consumer, mortgage, and commercial loans; and trust and investment services. The subsidiary Bank is a member of the Federal Deposit Insurance Corporation and the Federal Reserve System and is subject to regulation and supervision of the Federal Reserve and the Comptroller of the Currency. The subsidiary Insurance Agency offers a broad range of general insurance products and is under the supervision of the State Insurance Department.

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

Financial Condition:

     Total assets at September 30, 2000 were $344.3 million an increase of $29.3 million, or 9.3%, over the December 31, 1999 amount of $314.9 million. The increases were primarily related to loan growth of $12.2 million, securities available for sale of $14.6 million and investment securities of $2.2 million. Asset growth was financed by deposit growth of $11.2 million and increased Federal Home Loan Bank borrowings of $18.3 million.

     Non-interest bearing cash balances decreased to $9.7 million at September 30, 2000 from $12.4 million at December 31, 1999 due primarily to the reduction in vault cash that had been accumulated for any Year 2000 related needs. Interest bearing cash balances decreased to $0.3 million at September 30, 2000 from $2.1 million at December 31, 1999 due primarily to temporary deposits at year end 1999 being invested this year in the bond portfolio and fededal funds sold for liquidity purposes.

     Securities available for sale increased by $14.6 million, from $93.8 million at December 31, 1999, to $108.5 million at September 30, 2000 primarily as a result of the reduction of cash held at year end being invested in the bond portfolio coupled with deposit growth and increased borrowings from the Federal Home Loan Bank.

     Loans receivable, net of unearned income, increased $12.2 million, or 7.1%, from $172.4 million at December 31, 1999, to $184.6 million at September 30, 2000, due primarily to the increase of $6.7 million in the commercial loan portfolio and the increase of $6.9 million in the consumer installment loan portfolio.

     Deposits at September 30, 2000 were $276.3 million, an increase of $11.2 million, or 4.2%, over the balance of $265.1 million at December 31, 1999. This increase is primarily attributed to the increase in demand deposits and large municipal certificates of deposit, partially offset by the decrease in regular savings, NOW and money market deposits.

     Stockholders' equity increased to $32.9 million at September 30, 2000 from $31.3 million at December 31, 1999, an increase of 5.1%. This increase was primarily due to the retention of earnings, less dividends paid, during the first nine months of 2000 coupled with the improvement in the accumulated other comprehensive loss related to the securities available for sale portfolio, less the cost of the purchase of 38,836 shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 2000. Funds from repayment of loans, maturing investment securities and securities available for sale are available to satisfy any normal needs that may arise.

Capital Resources:

   Stockholders' equity to total assets decreased during the first nine months of 2000 from 9.9% at December 31, 1999 to 9.6% at September 30, 2000. This decrease was primarily due to the growth in assets of $29.3 million or 9.3% during the first nine months while stockholders' equity increased $1.6 million or 5.1%.

   The table below shows the Company's September 30, 2000 ratios, December 31, 1999 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                         Regulatory
                                                           09/30/00       12/31/99       Guidelines

Tier 1 risk based capital to net risk weighted assets      15.6%          17.4%           6.0%
Total risk based capital to net risk weighted assets       16.9           18.7           10.0

Leverage ratio (Tier 1/adjusted total assets)               8.9            9.3            5.0


   These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the third quarter of 2000 increased $573,000 or 10.5% from the corresponding period in 1999, while total interest expense increased $574,000 or 22.5% from the corresponding period in 1999. Net interest income remained virtually unchanged, showing a decrease of $1,000 from the corresponding period in 1999. Narrower margins between interest earning assets and interest bearing liabilities were the reason for the net interest income remaining unchanged from the corresponding period of 1999 despite overall growth in loans, investments and deposits.

     The increase in interest and fees on loans of $249,000 compared to the third quarter of 1999 is primarily due to the growth in commercial loans and consumer loans over the same period of 1999.

     The increase in interest on securities available for sale of $313,000 is largely due to an increase of $15.4 million in the average outstanding balance of available for sale securities compared to the third quarter of 1999. The increase is attributed to the Company's strategy of deploying excess cash from deposit growth and borrowed funds into the securities available for sale portfolio.

     The decrease in interest income on federal funds sold is primarily attributed to the decrease in the average outstanding balance of $3.5 million from the third quarter of 1999 to the third quarter of 2000.

     The increase in interest expense is primarily related to the increase in the average balance of certificates of deposit over $100,000 of $7.6 million as compared to the third quarter of 1999 and additional borrowings from the Federal Home Loan Bank.

     The provision for loan losses was unchanged from the corresponding period in 1999 at $60,000. Net charge-offs increased $31,000 to $84,000 from the prior year period. Non-performing loans decreased from $1,615,000 at December 31, 1999 to $1,046,000 at September 30, 2000, a decrease of $569,000. The provision was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2000 and 1999. The allowance for loan losses as a percent of net loans outstanding was 1.49% at September 30, 2000 as compared to 1.56% at December 31, 1999 and 1.60% at September 30, 1999.

     Non-interest income increased $128,000 or 29.2% from the corresponding period of 1999. This increase was primarily due to the acquisition of Hathaway Agency, Inc. as of July 1, 2000 and the recording of $103,000 in insurance commission income for the third quarter of 2000. Increases were also recorded in deposit account service charges and service fees collected on merchant credit card sales.

     Non-interest expense decreased $68,000 or 3.3% from the corresponding period of 1999 due primarily to the non-recurring acquisition expenses associated with the purchase of Gloversville Federal Savings and Loan Association primarily related to furniture and equipment expense and external data processing expense during the third quarter of 1999. These reductions were partially offset by higher salaries and employee benefits due to the acquisition of Hathaway Agency, Inc. during the third quarter of 2000 and normal salary adjustments. Occupancy expense also increased over the prior year period due to additional maintenance and repair expenses and utility costs. Other expense increases were primarily related to the amortization of goodwill and a covenant not to compete associated with the acquisition of Hathaway Agency, Inc. on July 1, 2000.

     Net income increased $115,000 or 13.9% as compared to the same period of 1999. This increase was primarily due to the increase in non-interest income coupled with the decrease in non-interest expense.


Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first nine months of 2000 increased $3,138,000 or 21.6% from the corresponding period in 1999, while total interest expense increased $2,203,000 or 33.0% from the corresponding period in 1999. Net interest income increased $935,000 or 11.9% from the prior year period resulting primarily from volume increases in interest earning assets and interest bearing liabilities related to the acquisition of Adirondack on June 1, 1999 and other growth in interest earning assets and interest bearing liabilities as compared to the first nine months of 1999.

     The increase in interest and fees on loans of $2,186,000 compared to the first nine months of 1999 is largely due to the acquisition of approximately $50.0 million in loans in the Adirondack purchase on June 1, 1999. Commercial loan and consumer loan balances have also increased over the same period of 1999.

     The increase in interest on securities available for sale of $1,046,000 is largely due to the increase of $18.0 million in the average outstanding balance of available for sale securities compared to the first nine months of 1999. The increase is largely attributed to securities acquired from Adirondack totaling $12 million as well as the Company's strategy of deploying excess cash from deposit growth and borrowed funds into the securities available for sale portfolio.

     The decrease in interest income on federal funds sold is primarily attributed to the decrease in the average outstanding balance of $4.3 million from the first nine months of 1999 to the first nine months of 2000.

     The increase in interest expense is primarily related to the increased balance of interest bearing liabilities associated with the acquisition of Adirondack on June 1, 1999. Additional interest expense resulted from the increase in the average balance of certificates of deposit over $100,000 of $12.1 million as compared to the first nine months of 1999.

     The provision for loan losses decreased $21,000 from the corresponding period in 1999 to $159,000. Net charge-offs decreased $29,000 to $108,000 from the prior year period. Non-performing loans decreased from $1,615,000 at December 31, 1999 to $1,046,000 at September 30, 2000, a decrease of $569,000. The provision was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2000 and 1999. The allowance for loan losses as a percent of net loans outstanding was 1.49% at September 30, 2000 as compared to 1.56% at December 31, 1999 and 1.60% at September 30, 1999.

     Non-interest income increased $208,000 or 19.3% from the corresponding period of 1999. This increase was primarily due to the increase in deposit account service charges and increases in service fees collected on merchant credit card sales partially offset by a gain on securities sales in 1999. Insurance commission income from the acquisition of Hathaway Agency, Inc. also contributed to this increase.

     Non-interest expense increased $532,000 or 10.1% from the corresponding period of 1999 due primarily to higher salaries and employee benefits, higher occupancy expense and higher other expenses. The higher salaries and employee benefits were primarily attributed to the addition of two new offices as of June 1, 1999 with the acquisition of Gloversville Federal Savings and Loan Association, the acquisition of Hathaway Agency, Inc. as of July 1, 2000 and normal salary adjustments. The higher occupancy expense relates primarily to the two additional offices as a result of the acquisition of Gloversville Federal. Higher other expense is primarily due to the amortization of goodwill associated with the purchase of Adirondack and Hathaway Agency, Inc.and the amortization of a covenant not to compete associated with the acquisition of Hathaway Agency, Inc.. Other increases were in advertising, stationary and supplies and telephone expense primarily associated with the two additional offices. Credit card processing expenses also increased in relation to the increase in other income discussed above. These increases were partially offset by a reduction in data processing expense and furniture and equipment expense related to the merger in 1999.

     Net income increased $395,000 or 16.0% as compared to the same period of 1999. This increase was primarily due to the increase in net interest income and non-interest income more than offsetting the increase in non-interest expense.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest income as of September 30, 2000 assuming the immediate increases or decreases in interest rates shown below:

Change in               Estimated Net            Change in
Interest Rate           Interest Income          Net Interest
(basis points)          ($000 omitted)           Income

+200                    11,054                   (5.3)%
+100                    11,348                   (2.7)
   0                    11,668                    0.0
-100                    11,666                   (0.0)
-200                    11,610                   (0.5)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2000 the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 2000 was 10.66% of total assets.

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

Exhibit:

                  Certificate of Amendment of Certificate of
                      Incorporation of CNB Bancorp, Inc.
              under Section 805 of the Business Corporation Law

We, the undersigned, the President and Secretary respectively of CNB Bancorp, Inc. hereby certify:


1. The name of the Corporation is CNB Bancorp, Inc.


2. The Certificate of its incorporation was filed by the Department of State on August 9, 1988.


3. The Certificate of Incorporation is amended:

   a. To change all of the two million (2,000,000) authorized common shares, having a par value of $5.00 each, into two million (2,000,000) common shares having a par value of $2.50 each; of said authorized shares, 1,600,000 shares are issued and 400,000 shares are unissued, and shall be changed at the rate of one $5.00 par value share for one $2.50 par value share.

   b. To authorize the issuance of an additional three million shares, all of which shares shall be common shares, each having a par value of $2.50.


4. Paragraph 4 of the Certificate of Incorporation, which refers to the number of authorized shares, is amended to read as follows:

   "4. Number of Shares: The aggregate number of shares which the Corporation shall have authority to issue is: Five Million (5,000,000) shares, each and all of which shall be common shares having a par value of $2.50.


5. The amendment to the Certificate of Incorporation was authorized by the affirmative vote of the Board of Directors followed by the affirmative vote of the holders of a majority of all the outstanding shares entitled to vote thereon at a meeting of shareholders.


IN WITNESS WHEREOF, the undersigned President and Secretary subscribe this Certificate and affirm it as true under the penalties of perjury on this 28th day of April, 1997.


                                       By /s/ William N. Smith
                                          --------------------
                                          William N. Smith, President

                                       By /s/ George A. Morgan
                                          --------------------
                                          George A. Morgan, Secretary