Form 10-K405
period 2000-12-31
CNB BANCORP INC /NY/
filed 2001-03-29
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission File Number 0-17501

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

     Indicate the number of shares outstanding of each of the issurer's classes of common stock:

Class of Common Stock        Number of Shares Outstanding as of March 13, 2001

$2.50 Par Value                                 2,330,669

     The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 13, 2000) held by non-affiliates was approximately $69,300,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 2000.

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

                  On June 7, 2000, CNB Bancorp, Inc. received approval from the Federal Reserve Bank of New York to change from a bank holding company to a financial holding company. See Supervision and Regulation section below.

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

                  Upon consummation of the merger, each share of Adirondack received $21.92 in cash which totaled approximately $14.6 million. In addition, under the merger agreement, the Company agreed to issue 35,614 stock options to purchase CNB Bancorp, Inc. stock at an exercise price of $15.22 per share. The estimated fair value of these options as of the acquisition date was $11.04 per share. The issuance of these options was included in the computation of goodwill, with the offsetting increase to surplus.

                  The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16. The acquisition of Adirondack resulted in approximately $4.8 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method and is generally not deductible for tax purposes. The results of operations of Adirondack have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.

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

                  Competition for insurance services is experienced from other locally based agencies and national insurance companies with representatives in our service area.

                  The Insurance Agency has a good mix of commercial and individual accounts and has had a relatively stable base of customers for many years in the Fulton County area.

                  Employees

                  The Bank employs approximately 82 persons on a full time basis. There are also 12 part time employees. The Insurance agency employs approximately 9 persons on a full time basis. The Bank and the Insurance Agency provide a variety of employment benefits for their employees and considers their relationship with their employees to be good.

                  Supervision and Regulation

                  The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the Office of the Comptroller of the Currency(OCC), the Federal Reserve Board, the FDIC, and the New York State Banking Department.

                  The primary supervisory authority of the Bank is the OCC which regularly examines the Bank and has authority to prevent a national bank from engaging in unsafe or unsound practice in conducting its business.

                  The primary supervisory authority of the Insurance Agency is the New York State Insurance Department.

                  Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Branches may be established only after approval by the OCC. The OCC is required to grant approval only if it finds that there is a need for the banking services or facilities contemplated by the proposed branch and may disapprove the application if the bank does not have the capital and surplus deemed necessary by the OCC, or if the application relates to the establishment of a branch in a county contiguous to the county in which the applicant's principal place of business is located and another banking institution that has its principal place of business in the county in which the proposed branch would be located has, in good faith, notified the OCC of its intention to establish a branch in the same municipal location in which the proposed branch would be located.

                  A subsidiary bank (which the Bank is) of a financial holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the financial holding company or its subsidiaries, on investments in the stock or other securities of the financial holding company or its subsidiaries and on taking such securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interest of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

                  Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or financial holding company or to vote 25% or more of any class of voting securities of the financial holding company.

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

                  Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions and Interest Rate Control Act of 1978 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders, or related interest thereof, restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60 days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

                  Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate neighborhoods) which they serve and to take this record into account in its evaluation of any applications made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger, or an acquisition of bank shares.

                  On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act ('FDIC Act") was signed into law. The FDIC Act makes a number of far-reaching changes in the regulatory environment for insured banks. The FDIC Act provides for an increase in the borrowing authority of the Bank Insurance Fund ("BIF") to $30 billion from $5 billion, to be used to cover losses in failed banks. The banking industry will repay BIF debt through deposit insurance assessments. Statutory caps on deposit insurance assessments were removed under the FDIC Act, therefore the FDIC may levy deposit insurance assessments at any level in its sole discretion. Under the FDIC Act, accepting brokered deposits is limited to institutions that have capital in excess of regulatory minimums. The FDIC Act requires banks and thrifts to devote greater time and resources to compliance and internal controls. The FDIC Act details provisions and requires prompt regulatory action by regulators in dealing with undercapitalized and poorly performing institutions. The FDIC Act also contains expanded disclosure of consumer provisions and sets limits on state bank powers.

                  The Gramm-Leach-Bliley Act of 1999 (the "GLBA") was enacted on November 12, 1999, providing for a range of new activities for qualifying financial institutions. The GLBA repeals significant provisions of the Glass Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modifies the BHCA to permit bank holding companies that meet certain specified standards (known as "financial holding companies") to engage in a broader range of financial activities than previously permitted under the BHCA, and allows subsidiaries of commercial banks which meet certain specified standards (known as "financial subsidiaries") to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances. On June 7, 2000, CNB Bancorp, Inc. received approval from the Federal Reserve Bank of New York to change from a bank holding company to a financial holding company.

                  Deposit Insurance Premiums

                  To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from 0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. During 1997, 1998, 1999 and 2000, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments during 1997, 1998, 1999 and 2000. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997, 1998, 1999 and 2000 BIF assessment schedule through June 30, 2001.

                  In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 2000, BIF insured banks paid a rate of 0.0203% for purposes of funding FICO bond obligations, resulting in an assessment of $51,237 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.0196% on an annualized basis for the first half of 2001.

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

The following are exhibits included herewith:

Exhibit No.               Exhibit

I. A.B.            Distribution of Assets, Liabilities and Stockholders'
                    Equity; Interest Rates and Interest Differential

I. C.              Rate Volume Analysis and Interest Rate Sensitivity Analysis

II. A.B.           Securities Portfolio

III. A.B.C.        Loan Portfolio

IV.                Summary of Loan Loss Experience

V. A.B.C.D.        Deposits

VI.                Return on Equity and Assets

I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential



                                                2000                          1999                           1998
                                     -------------------------    ---------------------------     --------------------------
                                                Interest                      Interest                       Interest
(in thousands)                       Average    Earned/           Average     Earned/             Average    Earned/
                                     Balance    Paid<F2>  Rate    Balance     Paid<F2>   Rate     Balance    Paid<F2>   Rate
                                     --------   -------   ----    --------    -------    ----     --------   -------    ----
ASSETS

Interest Earning  Assets:
Securities<F1>:
  U.S Treasury & Government
    Agencies                          $87,302    $5,685   6.51%    $81,038     $5,066    6.25%     $68,002    $4,244    6.24%
  State & Political
    Subdivisions                       26,955     2,217   8.22      23,667      1,994    8.43       21,432     1,952    9.11
  Other                                11,412       869   7.61       4,116        274    6.66        1,589       113    7.11
                                     --------   -------           --------    -------             --------   -------
    Total Securities                  125,669     8,771   6.98     108,821      7,334    6.74       91,023     6,309    6.93
Interest Bearing Balances With
  Other Financial Institutions          1,128        64   5.67       1,655         80    4.83          206        15    7.28
Federal Funds Sold                      5,595       349   6.24       9,042        449    4.97       11,710       627    5.35
Loans:
  Loans,Less
    Unearned Income<F3>               181,186    15,367   8.48     152,974     12,816    8.38      121,252    10,598    8.74
                                     --------   -------           --------    -------             --------   -------
    Total Interest-Earning Assets     313,578   $24,551   7.84%    272,492    $20,679    7.59%     224,191   $17,549    7.83%
                                                =======                       =======                        =======
Cash and Due From Banks                 7,678                        9,068                           6,328
Allowance for Loan Losses              (2,742)                      (2,291)                         (1,541)
Other Assets<F4>                       13,114                       11,593                           8,237
                                     --------                     --------                        --------
    Total Assets                     $331,628                     $290,862                        $237,215
                                     ========                     ========                        ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                   $47,653    $1,244   2.61%    $47,363     $1,189    2.51%     $38,862    $1,048    2.70%
    NOW                                28,740       361   1.26      27,158        333    1.23       21,721       319    1.47
    Money Market Accounts              31,564     1,178   3.73      22,812        749    3.28       13,555       427    3.15
  Certificates of Deposit
    $100,000 or More                   55,039     3,318   6.03      44,503      2,234    5.02       39,792     2,213    5.56
  Other Time Interest-Bearing          82,393     4,428   5.37      74,148      3,798    5.12       61,420     3,340    5.44
                                     --------   -------           --------    -------             --------   -------
    Total Int.-Bearing Deposits       245,389    10,529   4.29     215,984      8,303    3.84      175,350     7,347    4.19
  Other Short-Term Borrowings
    & Repurchase Agreements             7,538       435   5.77      11,547        611    5.29       10,229       544    5.32
   Notes Payable - FHLB                18,227     1,127   6.18       7,135        355    4.98          548        26    4.74
                                     --------   -------           --------    -------             --------   -------
    Total Interest-Bearing
      Liabilities                     271,154   $12,091   4.45%    234,666     $9,269    3.95%     186,127    $7,917    4.25%
                                                =======                       =======                        =======
Demand Deposits                        26,972                       23,375                          19,382
Other Liabilities                       1,485                        1,359                           1,037
                                     --------                     --------                        --------
    Total Liabilities                 299,611                      259,400                         206,546
Stockholders' Equity                   32,017                       31,462                          30,669
                                     --------                     --------                        --------
    Total Liabilities and
      Stockholders' Equity           $331,628                     $290,862                        $237,215
                                     ========                     ========                        ========


<F1>  Includes available for sale securities, investment securities, Federal
      Home Loan Bank stock and Federal Reserve Bank stock at amortized cost.

<F2>  Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 9.00%(less Federal tax effect) for all periods presented.

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

             (Cont'd)

                                            2000       1999       1998
                                            -------    -------    ------
Average yield on interest-
  earning assets*                              7.84%      7.59%     7.83%

Average effective rate paid
  on interest-bearing liabilities              4.45%      3.95%     4.25%

Spread between interest-earning
  assets and interest-bearing
  liabilities*                                 3.39%      3.64%     3.58%

Net interest income* (in thousands)         $12,460    $11,410    $9,632

Net interest margin*                           3.98%      4.19%     4.30%

*On a fully taxable equivalent basis.

1. C. Rate Volume Analysis

      The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):



                                     2000 Compared to 1999            1999 Compared to 1998
                                 Increase (decrease) due to:<F1>  Increase (decrease) due to:<F1>
                                   Volume    Rate     Total        Volume    Rate      Total
                                   ------    -----    ------       ------    -----     ------

Interest Earned on:
  Loans                            $2,396     $155    $2,551       $2,632    ($414)    $2,218
  Taxable Securities                  792      422     1,214          975        8        983
  Non-Taxable Securities<F2>          272      (49)      223          148     (106)        42
  Federal Funds Sold                 (305)     205      (100)        (136)     (42)      (178)
  Interest-Bearing Balances
    with Banks                        (36)      20       (16)          68       (3)        65
                                   ------    -----    ------       ------     ----     ------
    Total                           3,119      753     3,872        3,687     (557)     3,130
                                   ------    -----    ------       ------     ----     ------

Interest Paid on:
  Deposits                          1,202    1,024     2,226        1,485     (529)       956
  Short-Term Borrowings & Repos      (238)      62      (176)          70       (3)        67
  Notes Payable - FHLB                668      104       772          328        1        329
                                   ------    -----    ------       ------     ----     ------
    Total                           1,632    1,190     2,822        1,883     (531)     1,352
                                   ------    -----    ------       ------     ----     ------

Net Interest Differential<F2>      $1,487    ($437)   $1,050       $1,804     ($26)    $1,778
                                   ======    =====    ======       ======     ====     ======

Notes to Rate Volume Analysis


<F1>   The changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

<F2>   A "tax equivalent adjustment" has been included in the calculations to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based upon the federal and state marginal income tax rates.



1. C. Interest Rate Sensitivity Analysis



                                             Maturity/Repricing Period at December 31, 2000
                                       --------------------------------------------------------
                                                  After 3 Mo. After One
                                       Within     But Within  But Within   After
  (in thousands)                       3 Months   1 Year      Five Years   Five Years  Total
                                       --------   -------     -------      -------     --------

   Rate sensitive assets(RSA):
     Securities<F1>                     $44,739   $22,921     $28,094      $29,080     $124,834
     Loans, net of unearned discount     42,519    21,083      57,200       65,788      186,590
     Cash & Cash Equivalents              5,672         0           0            0        5,672
                                       --------   -------     -------      -------     --------
   Total rate sensitive assets          $92,930   $44,004     $85,294      $94,868     $317,096
                                       ========   =======     =======      =======     ========
   Rate sensitive liabilities(RSL):
     Savings, NOW & MMDA accounts       $43,022        $0          $0      $82,952     $125,974
     Time deposits                       40,425    61,448      16,288            0      118,161
     Borrowings                          18,697     5,265       9,119           47       33,128
                                       --------   -------     -------      -------     --------
   Total rate sensitive liabilities    $102,144   $66,713     $25,407      $82,999     $277,263
                                       ========   =======     =======      =======     ========


<F1> Includes securities available for sale and investment securities at amortized cost and FHLB and FRB stock at cost.



   GAP (RSA - RSL)                         ($9,214) ($22,709) $59,887  $11,869
   CUMULATIVE GAP (RSA - RSL)               (9,214)  (31,923)  27,964   39,833

   RSA divided by RSL                         91.0%     66.0%   335.7%   114.3%
   RSA divided by RSL - Cumulative            91.0      81.1    114.4    114.4

   GAP divided by equity                     (27.1)    (66.8)   176.2     34.9
   GAP divided by equity - Cumulative        (27.1)    (93.9)    82.3    117.2

   RSA divided by total assets                27.4      13.0     25.1     28.0
   RSA divided by total assets - Cumulative   27.4      40.4     65.5     93.5

   RSL divided by total assets                30.1      19.7      7.5     24.5
   RSL divided by total assets - Cumulative   30.1      49.8     57.3     81.7

   GAP divided by total assets                (2.7)     (6.7)    17.6      3.5
   GAP divided by total assets - Cumulative   (2.7)     (9.4)     8.2     11.7

   CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was (9.4)% of assets at December 31, 2000. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the Board of Directors and senior management, is responsible for managing CNB Bancorp, Inc.'s rate sensitivity position.

   In evaluating the Company's exposure to interest rate risk, certain factors inherent in the method of analysis presented in the table above must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Further, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management objectives. It should also be noted that the interest rate sensitivity level shown in the table above could be changed by external factors such as loan prepayments or by factors controllable by CNB Bancorp, Inc. such as sales of securities available for sale.

   The Company has identified a portion of its savings deposits as being rate sensitive based on prior years' historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset/Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest income based on an immediate and sustained shift in interest rates of +/- 200 bp. At December 31, 2000 the net annualized interest income exposure, based on a +200bp rate change was a decrease of approximately $578,000.

   Another function of asset/liability management is to assure adequate liquidity by maintaining an appropriate balance between interest sensitive assets and interest sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's loan and deposit customers. Interest sensitivity is related to liquidity because each is affected by maturing assets and liabilities. Interest sensitivity analysis, however, also considers that certain assets and liabilities may be subject to rate adjustments prior to maturity. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. To maintain short-term liquidity, the Company strives to be a net seller of Federal Funds, to keep a significant amount of the available for sale portfolio in investments that are less than 18 months to maturity, and to maintain lines of credit with correspondent banks. Long-term liquidity involves the laddering of the investment portfolio to provide stable cash flow, and the matching of fixed rate mortgage loans with identified core deposits.



II. Securities Portfolio

A. The carrying amounts of the Company's securities as of December 31 are summarized below:
   (in thousands)

       Securities Available for Sale:                        2000        1999       1998
                                                             --------    -------    -------

       Debt Securities:
       U.S. Treasury and other U.S. Government Agencies       $80,566    $77,966    $74,865
       State and Political Subdivisions                        16,516     12,863     10,897
       Corporate securities                                     9,606      2,970      3,395
                                                             --------    -------    -------
          Total Debt Securities Available for Sale            106,688     93,799     89,157
       Equity Securities:
       Corporate securities                                       157         50          0
                                                             --------    -------    -------
          Total Equity Securities Available for Sale              157         50          0
                                                             --------    -------    -------
             Total Securities Available for Sale             $106,845    $93,849    $89,157
                                                             ========    =======    =======
       Investment Securities:
          Obligations of U.S. Government Agencies              $1,693     $2,269     $6,105
          State and Political Subdivisions                     11,960     11,174     11,292
          Corporate securities                                  2,000          0          0
                                                             --------    -------    -------
             Total                                            $15,653    $13,443    $17,397
                                                             ========    =======    =======
       Investments Required By Law:
          Federal Reserve Bank stock                             $692       $692       $240
          Federal Home Loan Bank stock                          1,577      1,296        735
                                                             --------    -------    -------
             Total                                             $2,269     $1,988       $975
                                                             ========    =======    =======


B. Maturity Distribution of the Company's securities as of December 31, 2000: (in thousands)



                                                                               Maturing
                                            --------------------------------------------------------------------------------
                                                Within           After One But        After Five But              After
                                               One Year          Within Five Years    Within Ten Years          Ten Years
                                            ---------------      -----------------    -----------------      ---------------
Debt Securities Available for Sale<F1>      Amount    Yield<F2>  Amount    Yield<F2>  Amount      Yield<F2>  Amount    Yield<F2>
--------------------------------------      -------   -----      -------   -----      -------     -----      ------    -----

U.S. Treasury and other U.S. Gov't Agencies $39,862   6.56%      $11,088   6.78%       $7,231     6.61%      $22,385   6.72%
State and Political Subdivisions                405   9.42         4,299   8.24        11,396     7.60           416   7.61
Corporate securities                          2,497   6.93         2,475   7.30         4,634     7.78             0   0.00
                                            -------              -------              -------                -------
    Total<F3>                               $42,764   6.61%      $17,862   7.19%      $23,261     7.33%      $22,801   6.74%
                                            =======              =======              =======                =======


<F1>  Maturities are based on the earlier of the contractual maturity date or the call date.

<F2>  A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal(other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F3>  There are no securities of individual issuers that represent greater than
      10% of stockholders' equity at December 31, 2000.




                                                                              Maturing
                                             ------------------------------------------------------------------------------
                                                Within            After One But       After Five But            After
                                               One Year           Within Five Years   Within Ten Years        Ten Years
                                             --------------       -----------------   ----------------      -------------
Investment Securities<F1>                    Amount   Yield<F2>   Amount   Yield<F2>  Amount     Yield<F2>  Amount  Yield<F2>
-------------------------                    ------   -----       ------   -----      ------     -----      ------  -----
U.S. Government Agencies                     $1,693   7.09%           $0   0.00%          $0     0.00%        $0    0.00%
State and Political Subdivisions              5,843   8.21         4,531   8.93        1,371     8.28        215    8.32
Corporate securities                              0   0.00         1,000   9.50        1,000     8.93          0    0.00
                                             ------               ------              ------                ----
    Total<F3>                                $7,536   7.96%       $5,531   9.04%      $2,371     8.55%      $215    8.32%
                                             ======               ======              ======                ====

<F1>  Maturities are based on the earlier of the contractual maturity date or the call date.

<F2>  A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal(other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F3>  There are no securities of individual issuers that represent greater than
      10% of stockholders' equity at December 31, 2000.


Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The dividend yield on these stocks as of December 31, 2000 was 6.95%.

III. Loan Portfolio



A. Types of Loans                        2000               1999               1998               1997               1996
                                   ----------------   ----------------   -----------------  ----------------   ----------------
December 31 (in thousands)         Balance    %<F1>   Balance    %<F1>   Balance    %<F1>   Balance    %<F1>   Balance    %<F1>
                                   --------   -----   --------   -----   --------   ------  --------   -----   --------   -----
Residential Real Estate Loans<F2>   $88,517    44.0%   $90,780    49.4%   $46,423    35.1%   $46,750    36.4%   $44,583    38.8%
Commercial and Commercial
  Real Estate                        44,790    22.3     37,868    20.6     35,877    27.2     37,265    29.0     32,685    28.4
Consumer Loans                       67,756    33.7     55,137    30.0     49,727    37.7     44,537    34.6     37,780    32.8
                                   --------           --------           --------           --------           --------
    Total                           201,063   100.0%   183,785   100.0%   132,027   100.0%   128,552   100.0%   115,048   100.0%

Less: Allowance for loan losses       2,750              2,697              1,580              1,492              1,620
      Unearned Income                14,473             11,372             10,190              9,414              8,063
                                   --------           --------           --------           --------           --------
    Total                          $183,840           $169,716           $120,257           $117,646           $105,365
                                   ========           ========           ========           ========           ========


<F1> % represents the percentage of loans in the category to total loans.

<F2> At December 31, 1996 through December 31, 2000, the subsidiary Bank did not have any construction loans in the loan portfolio.



B. Maturities and Sensitivity of Loans to Changes in Interest Rates

   Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 2000, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:

                                               After One
                                  One Year     But Within  After
(in thousands)                  or Less(a)(b)  Five Years  Five Years  Total
                                -------------  ----------  ----------  -------
    Commercial and Commercial
      Real Estate               $31,890        $11,315     $1,585      $44,790

(a) Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.

(b)  Includes floating rate loans of
     $20,227 that are repriceable at least quarterly.

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

     (in thousands)                         2000    1999    1998  1997  1996
                                            ------  ------  ----  ----  ------
   Loans on a non-accrual basis               $936  $1,507  $280  $283    $680
   Loans past due 90 days or more              210     108   249    88     557
   Restructured loans                            0       0     0     0       0
                                            ------  ------  ----  ----  ------
     Total non-performing loans             $1,146  $1,615  $529  $371  $1,237
                                            ======  ======  ====  ====  ======
   Total non-performing loans as a percent
     of total loans - net of unearned          0.6%    0.9%  0.4%  0.3%    1.2%
     income                                 ======  ======  ====  ====  ======

   For loans on a non-accrual basis, loans past due 90 days or more and restructured loans the difference between the interest collected and recognized as income and the amounts which would have been accrued was not significant for the years 1996 through 2000.

   The Company's policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial, financial, and agricultural loans are placed on a non-accrual status when they are 90 days past due unless they are well secured and in the process of collection. In some instances, consumer loans are classified non-accrual when payments are past due 90 days; but as a matter of general policy, these loans are charged off after they become 120 days past due unless they are well secured and in the process of collection. Mortgage loans are generally not placed on a non-accrual basis unless it is determined that the value or marketability of real estate securing the loans has deteriorated to the point that a potential loss of principal or interest exists. Once a loan is on non-accrual basis, interest is recorded only as received or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal. Interest previously accrued on non-accrual loans which has not been paid is reversed and charged against income during the period in which the loan is placed on non-accrual status. Interest on restructured loans is only recognized in current income at the renegotiated rate and then only to the extent that such interest is deemed collectible.

III. Loan Portfolio

(cont'd)

C. Risk Elements
   2. Potential Problem Loans

   In addition to the total non-performing loans set forth above, loans in the amount of $1.2 million at December 31, 2000 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 2001.

   3. Foreign Outstandings - None

   4. Loan Concentrations

   Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the Counties of Fulton and Saratoga and, therefore, there are substantial concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through prudent underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 2000, the only concentration of loans that existed within the Bank's portfolio, other than the geographic concentration referred to above, were loans to the leather and leather related industries. Loans to this customer segment were $5.9 million, which represented 2.9% of the gross loans outstanding at December 31, 2000. Commitments to this segment were $4.7 million, which represented 17.9% of the total commitments outstanding at December 31, 2000.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.



Years Ended December 31,                            2000       1999       1998       1997       1996
(in thousands)                                      --------   --------   --------   --------   --------

Amount of loans outstanding at end
  of year (less unearned income)                    $186,590   $172,413   $121,837   $119,138   $106,985

Average loans outstanding during the year
  (less average unearned income)                    $181,186   $152,974   $121,252   $112,785   $105,814

Balance of allowance at beginning of year             $2,697     $1,580     $1,492     $1,620     $1,505

Loans charged off:
  Commercial and Commercial Real Estate                  (40)       (30)       (17)      (230)         0
  Real Estate                                              0       (105)        (8)       (41)       (24)
  Consumer                                              (199)      (146)      (124)      (133)      (103)
                                                    --------   --------   --------   --------   --------
    Total loans charged off                             (239)      (281)      (149)      (404)      (127)
                                                    --------   --------   --------   --------   --------
Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate                   12          1          0          1          0
  Real Estate                                             26         28          0          0          0
  Consumer                                                35         22         17         20         22
                                                    --------   --------   --------   --------   --------
    Total Recoveries                                      73         51         17         21         22
                                                    --------   --------   --------   --------   --------
Net loans charged off                                   (166)      (230)      (132)      (383)      (105)

Acquisition-related allowance                              0      1,167          0          0          0

Additions to allowance charged to operating expense      219        180        220        255        220
                                                    --------   --------   --------   --------   --------
    Balance of allowance at end of year               $2,750     $2,697     $1,580     $1,492     $1,620
                                                    ========   ========   ========   ========   ========
Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                        0.09%      0.15%      0.11%      0.34%      0.10%

Net charge-offs as percent of allowance at
  beginning of year.                                    6.15%     14.56%      8.85%     23.64%      6.98%

Allowance as percent of loans outstanding
  at end of year (less unearned income)                 1.47%      1.56%      1.30%      1.25%      1.51%


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

During 2000, the subsidiary Bank made a provision to its allowance for loan losses in the amount of $219,000. The subsidiary Bank's allowance for loan losses at December 31, 2000 totaled $2,750,000 or 1.47% of total loans, net of unearned income. Net charge offs for 2000 totaled $166,000. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 2001. At year-end 2000, there were $936,000 of loans in a non-accrual status. At December 31, 2000, $186,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Although management of the Company believes that the allowance is adequate to provide for inherent risk of loss, there can be no assurance that the Company will not sustain losses in any given period which could be substantial.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:

                                 2000            1999            1998
                            --------------  --------------  --------------
                            Average         Average         Average
(in thousands)              Balance   Rate  Balance   Rate  Balance   Rate
                            --------  ----  --------  ----  --------  ----
Demand Deposits              $26,972         $23,375         $19,382

Regular Savings, NOW, and
  Money Market               107,957  2.58%   97,333  2.33%   74,138  2.42%

Certificates of Deposit and
  Other Time Deposits        137,432  5.64%  118,651  5.08%  101,212  5.49%
                            --------        --------        --------
    Total                   $272,361        $239,359        $194,732
                            ========        ========        ========

B. There were no foreign deposits in domestic offices at December 31, 2000, 1999 and 1998.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 2000.
   (in thousands)

   Maturing in:
    Three months or less                                       $24,939
    Over three months through six months                         2,272
    Over six months through twelve months                        6,704
    Over twelve months                                           3,471

D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.

VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                                  2000   1999   1998
                                                  -----  -----  -----
Percentage of net income to:
  Average total assets                             1.12%  1.13%  1.36%
  Average total stockholders' equity              11.57  10.49  10.52

Percentage of cash dividends paid
  to net income                                   39.84  42.92  41.71

Percentage of average stockholders' equity
  to average total assets                          9.65  10.82  12.93

     ITEM 2.      Properties

                  The Bank's main office building is owned by the Company. In addition, the Company owns property located at 52 N. Main Street and 185 Fifth Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York, 4178 State Highway 30, Amsterdam, New York and 295 Broadway, Saratoga Springs, New York. All properties are currently used for branch offices and are considered to be adequate in meeting current and projected customer and subsidiary Bank needs.The Insurance Agency leases property at 7 Church Street, Gloversville, New York.

     ITEM 3.      Legal Proceedings

                  The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company, after consultation with counsel, there are no proceedings pending to which the Company is a party to or which its property is subject which are material in relation to the Company's consolidated financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities or others.

     ITEM 4.      Submission of Matters to a Vote of Security Holders

                  None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters

                  The information set forth under the heading "Market and Dividend Information" on page 32 of the registrant's 2000 Annual Report is incorporated herein by reference. Over-the-counter quotations reflect inter-dealer prices and may not necessarily represent actual transactions. The Company increased its dividend in 2000 for the thirty-fourth consecutive year and anticipates paying comparable dividends in the future. Information regarding restrictions on dividend payments can be found on page 18 of the registrant's 2000 Annual Report under "Notes to Consolidated Financial Statements - Dividend Restrictions".

     ITEM 6.      Selected Financial Data

                  The information set forth under the heading "Five Year Financial Summary" on page 12 of the registrant's 2000 Annual Report is incorporated herein by reference.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The information set forth under the heading "Financial Review" on pages 5 through 11 of the registrant's 2000 Annual Report is incorporated herein by reference.

                  Liquidity

                  Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section page 9 of Company's 2000 Annual Report for additional discussion on liquidity.

                  The Company, on average, during 2000 had $5.6 million of its assets invested in federal funds sold.

                  Capital

                  At December 31, 2000, stockholders' equity was $34.0 million, which represents an increase of $2.7 million, or 8.7% over 1999. This follows a decrease of $0.2 million, or 0.6% over 1998. The increase from 1999 to 2000 was primarily due to a combination of net retained earnings and net unrealized gains in market value of the available for sale securities, less net treasury stock purchases. The decrease from 1998 to 1999 was primarily due to the increase in the net unrealized loss in market value of the available for sale securities more than offsetting net retained earnings.

                  The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

                  The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 2000. The Company's risk- based capital ratio was 16.8% and 18.7% at December 31, 2000 and 1999, respectively. Dividends per share declared in 2000 were $0.62 as compared to $0.59 in 1999 and $0.56 in 1998 after adjusting for the 3 for 2 stock split declared in July 1999.

                  See "Financial Review" section page 9 of Company's 2000 Annual Report for additional discussion on capital.

                  Recently Issued Accounting Standards

                  In June 1998, the Financial Accounting Standards Board
                  (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Adoption of SFAS No. 133, as amended, did not have a material effect on the Company's consolidated financial statements.

    ITEM 7a.      Quantitative and Qualitative Disclosures About Market Risk

                  The information set forth under the heading "Financial Review - Market Risk" pages 10 and 11 of the registrant's 2000 Annual Report is incorporated herein by reference. Also, the information reported on page 6 of this report is incorporated by reference.

     ITEM 8.      Financial Statements and Supplementary Data

                  The information set forth on pages 13 through 31 of the registrant's 2000 Annual Report is incorporated herein by reference.

                  Additional supplementary data not found in registrant's annual report.

                  UNAUDITED INTERIM FINANCIAL INFORMATION (In thousands, except per share data). The following is a summary of unaudited quarterly financial information for each quarter of 2000 and 1999.



                                      2000 Quarters ended              1999 Quarters ended
                                 ------------------------------  ------------------------------
                                 3/31    6/30    9/30    12/31   3/31    6/30    9/30    12/31
                                 ------  ------  ------  ------  ------  ------  ------  ------

Interest and Dividend Income     $5,673  $5,961  $6,028  $6,098  $4,315  $4,754  $5,455  $5,444
Net Interest and Dividend Income  2,898   2,994   2,898   2,879   2,398   2,558   2,899   2,844

Provision for Loan Losses            37      62      60      60      60      60      60       0

Income Before Income Taxes        1,349   1,380   1,400   1,151   1,178   1,114   1,205   1,190
Net Income                          940     973     944     848     831     802     829     837
Per Share: Basic Earnings          0.39    0.41    0.40    0.36    0.35    0.33    0.35    0.34
Per Share: Diluted Earnings        0.39    0.40    0.39    0.36    0.35    0.33    0.34    0.34


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

                  The twelve persons listed below are currently directors of the Company. Except as noted below, all of the directors have held the same or another executive position with the same employer during the past five years.



                           Principal Occupation                                   Director of the
Name, Age                  for Past Five Years                             Class  Company Since
---------                  --------------------                            -----  ---------------

John C. Miller, 70         President, John C. Miller, Inc.                 2      1988
                           Automobile Dealer

Frank E. Perrella, 73      President, Sira Corp.                           2      1988
                           Consultant

Robert L. Maider, 69       Attorney-at-Law, Maider & Smith                 2      1988

William N. Smith, 60       Chairman of the Board, President                1      1988
                           and Chief Executive Officer
                           of the Company and the Bank

George A. Morgan, 58       Vice President & Secretary                      3      1991
                           of the Company and Executive Vice President,
                           Cashier & Trust Officer of the Bank

Clark Easterly, Sr., 73    Chairman of the Board                           1      1992
                           The Johnstown Knitting Mill Company
                           Manufacturer of Knitwear

Brian K. Hanaburgh, 51     Owner                                           1      1994
                           D/B/A McDonald's Restaurants
                           Fast Food Restaurants

Clark D. Subik, 46         President, Superb Leather, Inc.                 3      1995
                           Leather Merchandiser

Deborah H. Rose, 50        Retired Vice President, Hathaway Agency, Inc.   3      1996
                           General Insurance

Theodore E. Hoye, III, 52  President, First Credit Corporation             3      1998
                           Financing and Insuring of Manufactured Housing

Timothy E. Delaney, 38     President, Delaney Construction Corporation     2      1999
                           Heavy/Highway Construction

Richard D. Ruby, 52        President, Ruby & Quiri, Inc.                   1      1999
                           Home Furnishings Retailer


                  Management is not aware of any family relationships between the above named directors.

                  The Board of Directors of the Company does not have a standing nominating committee. This function is performed by the Company's Executive Executive Committee which met four times during 2000. Its members are Messrs. Smith, Chairman; Hannaburgh, Morgan and Ms. Rose, and in addition, up to two other members of the Board may serve as rotating members on a monthly basis. The Executive Committee reviews and recommends to the full Board of Directors, nominees for election or re-election as directors. The Executive Committee will consider the names of individuals recommended by shareholders for nomination to be directors of the Company. Persons wishing to recommend individuals for consideration should send such recommendations to the Secretary of the Company.

                  The Board of Directors of the Company met eight times during 2000. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are menbers, except for Mr. Subik.

                  The subsidiary Bank does not have a standing nomininating committee. This function is performed by the Executive and Discount Committee. The Executive and Discount Committee, in addition to matters pertaining to loans and discounts, exercises, when the Board is not in session, all other powers of the Board which may be delegated. The Committee met 44 times during 2000 and these functions were discussed at various times during these meetings. Its permanent members are Messrs. Hannaburgh, Morgan and Smith and Mme. Rose, in addition up to two other members of the subsidiary Bank Board may serve as rotating members on a monthly basis.

                  The Board of Directors of the subsidiary Bank had 14 meetings during 2000. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members, except for Mr. Subik.

                  The Compensation Committee of the Board of Directors of the subsidiary Bank functions as the Standing compensation committee of the Board of Directors of the Company. The Committee met twice in 2000. Its members are Messrs. Perrella, Chairman; Easterly and Miller. The Committee reviews the salaries and other forms of compensation of the key executive officers of the Company and the subsidiary Bank, reviews salary policies and general salary administration throughout the subsidiary Bank and recommends to the Board of Directors profit sharing contributions to be made to the employee profit sharing plan.

                  The subsidiary Bank has a trust investment committee that met twelve times during 2000. Its members are Messrs. Morgan, Chairman; Smith, Ruby, Miller, Maider and Easterly. The committee reviews the investments made by the trust department and other actions taken on a monthly basis.

                  The Company and the subsidiary Bank have a standing audit committee. Their members are Company and subsidiary Bank directors; Rose, Chairwoman; Hoye, Delaney and Subik. The Committee met six times in 2000. The responsibilities of the Audit Committee include recommending the appointment of and overseeing a firm of independent auditors whose duty it is to audit the books and records of the Company and its subsidiaries for the fiscal year for which they are appointed, monitoring and analyzing the results of internal and regulatory examinations, and monitoring the Company's and its subsidiaries' financial and accounting organization and financial reporting.

                  Principal Officers

                  The following table sets forth, as of December 31, 2000, selected information about the principal officers of the subsidiary Bank, each of whom is elected by the Board of Directors and each of whom holds offices at the discretion of the Board of Directors:



                                                               Bank
                        Office and Position                    Employee  Shares of Hldg. Co.
Name, Age               with the Bank              Held Since  Since     Common Stock Owned<F1>
---------               -------------------        ----------  --------  ----------------------

Bill Argotsinger, 49    Vice President             1999        1998         915

Robert W. Bisset, 64    Senior Vice President      1999        1968       9,000

Ronald J. Bradt, 57     Senior Vice President      1999        1966       7,386

Deborah A. Brandis, 41  Vice President             1999        1979       2,755

Denise L. Cerasia, 28   Vice President             1999        1996         815

George E. Doherty, 44   Vice President             1988        1983       3,645

Michael J. Frank, 54    Vice President and         1994        1990       8,000
                        Comptroller

Donald R. Houghton, 63  Vice President             1989        1955       2,940

Michael G. Lisky, 53    Vice President             2000        2000           0

David W. McGrattan, 60  Senior Vice President      1993        1988       5,700

George A. Morgan, 58    Executive Vice President,  1988        1967      44,574
                        Cashier and Trust Officer

Lawrence D. Peck, 59    Vice President             1999        1993       7,515

Michael J. Pepe, 42     Vice President             1999        1999           0

William N. Smith, 60    Chairman of the Board,     1984        1974      67,950
                        President and Chief
                        Executive Officer


<F1> The number of shares owned includes exercisable stock options held as of
     December 31, 2000.



                  With the exceptions of Mr. Argotsinger, Ms. Cerasia, Mr. Pepe and Mr. Lisky, each of the principal officers of the subsidiary Bank, as listed above, have been principally employed as an officer or employee of the subsidiary Bank for more than the past five years. Prior to joining the subsidiary Bank in 1998, Mr. Argotsinger was employed by the State Employee's Federal Credit Union as a mortgage loan officer. Prior to joining the subsidiary Bank in 1996, Ms. Cerasia was employed by the Cohoes Savings Bank as a policy and procedure analyst . Prior to joining the subsidiary Bank in 1999, Mr. Pepe was employed by Gloversville Federal Savings and Loan as Vice President in charge of commercial lending. Prior to joining the subsidiary Bank in 2000, Mr. Lisky was employed by Saratoga Search, Inc. as the operations manager.

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

                     For attending regular and special meetings of the Board;
                  $600 for each meeting. For service as regular members of the Executive and Discount Committee, except salaried officers; $11,700 per annum, payable quarterly. For service as special members of the Executive and Discount Committee; $900 for the month of service. For service as members of the Trust Investment Committee, except salaried officers, $2,700 per annum, payable quarterly. For service as members of the Examining Committee; $225 for each meeting attended. In addition to the foregoing, the Chairman of the Examining Committee received an annual fee of $600, payable quarterly. For service as members of the Compensation Committee, except for salaried officers; $225 for each meeting attended. Total directors' fees during 2000 amounted to $215,793. At present, officers of the Company are not compensated in any way for their services. The following summary compensation table shows the annual and long-term compensation for the last three years for the subsidiary Bank's chief executive officer and executive vice president, the only officers whose total salary and bonus exceeded $100,000 in 2000.



                                     Summary Compensation Table
                                                                 Long Term
                                       Annual Compensation       Compensation
                                     -----------------------     ------------  All Other
Name and Principal Position          Year  Salary    Bonus       Options#      Compensation<F1>
---------------------------          ----  --------  -------     -------       ----------------
William N. Smith, Chief
  Executive Officer,                 2000  $202,520  $22,765          0        $14,151
  Chairman of the Board              1999   193,350   17,360     39,900         13,121
  and President of both              1998   184,250    7,040     45,000         11,973
  the Company and the
  subsidiary Bank<F2>

George A. Morgan, Vice               2000  $138,165  $16,191          0         $9,738
  President and Secretary            1999   132,350   12,420     26,700          9,206
  of the Company and Executive       1998   125,250    4,680     30,000          8,207
  Vice President, Cashier
  and Trust Officer of the Bank<F2>


<F1> The amounts shown in this column are for contributions by the subsidiary
     Bank to its profit sharing plan.

<F2> The aggregate amount of personal benefits, on an individual basis, for these officers did not exceed $10,000  in 2000.



                     Aggregated Option Exercises in 2000
                          and Year-end Option Values

                  The following table sets forth the options exercised in 2000 and the December 31, 2000 unexercised value of both vested and unvested options for the named executives.

                                                           Value of
                                           Number of       unexercised
                                           unexercised     in-the-money
                                           options         options
                                           at year end(#)  at year end($)
                  Shares                   --------------  ----------------
                  acquired on  Value       Exercisable/    Exercisable/
                  exercise (#) realized($) Unexercisable   Unexercisable(1)
                  -----------  ----------  --------------  ----------------
William N. Smith            0           0   64,950/19,950  $149,850/$29,925
George A. Morgan            0           0   43,350/13,350  $99,900/$20,025

                  None of the named executive officers elected to exercise any options during the fiscal year ended December 31, 2000.

(1) Value is based on the difference between the fair market value and the exercise price of the securities underlying the options at December 31, 2000. The actual amount, if any, realized upon the exercise of stock options will depend upon the market value of the Company's common stock relative to the exercise price per share of the optioned stock at the time the stock option is exercised.

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

                  Employee Benefit Plans

                  The subsidiary Bank has a non-contributory defined benefit Retirement Plan by participation in the New York State Bankers Retirement System. This Plan covers all employees of the Bank age 21 years, and less than 65 years, with more than one year of service who complete 1,000 or more hours of service during the year. An employee becomes fully vested in the Plan after five years of service. The amount of contributions, payment, or accrual in respect to a specified person, is not and cannot readily be separately or individually calculated by the actuaries of the Plan. During 2000, the aggregate amount expensed for retirement contributions to the Plan equaled approximately 2.92% of the total covered remuneration paid to participants in the Plan. In addition, the subsidiary Bank has entered into an agreement with William N. Smith whereby the subsidiary Bank has agreed to pay Mr. Smith a supplemental retirement benefit equivalent to the excess of the benefit he would receive under the Plan if the compensation limitations provided by Section 401(a) (17) of the Internal Revenue Code did not exist over his Plan benefit. The agreement also provides that, for purposes of computing the supplemental benefit payable to Mr. Smith, he will receive credit for an additional ten years of service beyond his actual service with the subsidiary Bank and the Company. Mr. Smith's supplemental retirement benefit under this Agreement is only payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank has purchased a life insurance policy on Mr. Smith's life so that it will have funds available to satisify its obligations under this Agreement. This life insurance is held in a so-called "Rabbi" trust but is available to the creditors of the subsidiary Bank. Amounts expensed for retirement contributions are not included in the above cash compensation table. Under the Plan, as supplemented by the Agreement, each participant who retires at age 65 is entitled to receive an annual retirement income for life equal to 1.75% of the average of the highest consecutive five years of compensation during his or her career (average compensation) times creditable service up to 35 years, plus 1.25% of the average compensation times creditable service in excess of 35 years (up to five such years), less .49% of the final three year average compensation (limited to covered compensation, which is defined as the average of the individual's last 35 years of taxable social security wage base) times creditable service up to 35 years. The following are examples of estimated annual benefits to individual employees for the years of service indicated, exclusive of social security benefits. (The Plan and the Agreement contain provisions for optional benefits of equivalent actuarial value which may be elected by the employee). As of December 31, 2000, William N. Smith had 25 years of credited service with the subsidiary Bank and George A. Morgan had 33 years.

           ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED

                              Years of Service
                              ----------------
Highest 5-Year Average
Base Compensation         20      30       40
----------------------    ------  -------  -------
$ 25,000                  $6,300   $9,450  $12,588
  50,000                  14,060   21,090   27,730
  75,000                  22,810   34,215   44,605
 100,000                  31,560   47,340   61,480
 125,000                  40,310   60,465   78,355
 150,000                  49,060   73,590   95,230
 175,000                  57,810   86,715  112,105
 200,000                  66,560   99,840  128,980
 250,000                  84,060  126,090  162,730

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

    ITEM 12.      Security Ownership of Certain Beneficial Owners and
                  Management

                  Principal Beneficial Owners Common Stock

                  As of December 31, 2000, the Trust Department of the Bank held, in various fiduciary capacities, 13,920 shares of the Company's common stock as co-trustee and 20,550 shares of the Company's common stock as sole trustee. Management does not exercise voting power over these shares. These holdings represent 1.47% of the total shares outstanding as of December 31, 2000.

                  The following table sets forth, as of December 31, 2000, the amount and percentage of the common stock of the Company beneficially owned by each director and by all directors and principal officers as a group.

Name of Individual or                  Shares of Company Common  Percent of
  Identity of Group                    Stock Owned(1)            Class
---------------------                  ------------------------  ----------
Robert L. Maider                        20,268(2)                 0.84

John C. Miller                          75,000                    3.12

George A. Morgan                        44,574(3)                 1.82

Frank E. Perrella                       52,076(4)                 2.17

William N. Smith                        67,950(5)                 2.75

Clark Easterly, Sr.                      5,448(6)                 0.23

Brian K. Hanaburgh                       2,100(7)                 0.09

Clark D. Subik                           7,100(8)                 0.30

Deborah H. Rose                          7,025(9)                 0.29

Theodore E. Hoye, III                   11,415(10)                0.48

Timothy E. Delaney                       7,688(11)                0.32

Richard D. Ruby                          4,252(12)                0.18

All Directors and Principal Officers
of the Company as a Group (13 persons) 312,896(13)               12.43

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

(2)   Includes 1,077 shares owned individually by his spouse.

(3) Includes 43,350 shares issuable upon the exercise of exercisable stock options.

(4)   Includes 51,000 shares owned individually by his spouse.

(5) Includes 64,950 shares issuable upon the exercise of exercisable stock options.

(6)   Includes 2,100 shares owned individually by his spouse.

(7)   Includes 600 shares owned individually by his spouse.

(8)   Includes 500 shares owned jointly with his spouse.

(9)   Includes 500 shares owned jointly with his spouse.

(10) Includes 6,600 shares in the name of First Credit Corporation and 4,140 shares in a Money Purchase and Profit Sharing Plan.

(11) Includes 1,140 shares issuable upon the exercise of exercisable stock options.

(12) Includes 1,140 shares issuable upon the exercise of exercisable stock options.

(13) Includes 4,500 shares issuable upon the exercise of exercisable stock options.

    ITEM 13.      Certain Relationships and Related Transactions

                  The subsidiary Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with many of its directors, executive officers and the businesses in which they are associated. During the calendar year 2000, loans to directors and executive officers, together with their business interests, reached maximum aggregate totals of $6,944,000, or 20.43% of the December 31, 2000 equity capital accounts. At year-end, 2000, loans to directors and executive officers, together with their business interests, were $4,809,000, or 14.15% of the December 31, 2000 equity capital accounts. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the subsidiary Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

    PART IV.

    ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

                  The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated herein by reference:

                  Independent Auditors' Report
                  Financial Statements (Consolidated)

                  Statements of Condition - Decmeber 31, 2000 and 1999 Statements of Income - Years ended December 31, 2000, 1999 and 1998

                  Statements of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999, and 1998 Statements of Cash Flows
                  - Years ended December 31, 2000, 1999, and 1998 Notes to Consolidated Financial Statements

                  (All financial statement schedules for the registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

The following are the exhibits:

Exhibit No.       Exhibit

     3.           Articles of Incorporation and Bylaws (incorporated by
                    reference)

    10.           Material contracts:
                    Contract with data processing servicer (incorporated by reference)
                    Supplemental Executive Retirement Plan (incorporated by reference)

    13.           Annual Report to Security Holders (included herewith)

    21.           Subsidiaries of the Registrant (incorporated by reference)

    22.           Published report regarding matters submitted to a vote of
                    security holders
                    April 18, 2000 proxy materials (incorporated by reference)

    23.           Consent of Independent Certified Public Accountants

EXHIBIT INDEX

Reg. S - K
Exhibit Number    Description

     3.           Articles of Incorporation and Bylaws

    10.           Material contracts:
                    Contract with data processing servicer
                    Supplemental Executive Retirement Plan

    13.           Annual Report to Security Holders

    21.           Subsidiaries of the Registrant

    22.           Published report regarding matters submitted
                    to vote of security holders April 18, 2000 proxy materials

    23.           Consent of Independent Certified Public Accountants

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CNB Bancorp, Inc.

                       By: /s/ William N. Smith
                       ------------------------------------------------------
                       William N. Smith, Chairman of the Board, President and
                         Chief Executive Officer

                       By: /s/ George A. Morgan
                       ------------------------------------------------------
                       George A. Morgan, Vice President and Secretary
                         (principal financial officer)

Dated: March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              CNB Bancorp, Inc.

         By /s/ John C. Miller            By /s/ Brian K. Hanaburgh
         --------------------------       ---------------------------

         By /s/ Frank E. Perrella         By /s/ Clark D. Subik
         --------------------------       ---------------------------

         By /s/ Robert L. Maider          By /s/ Deborah H. Rose
         --------------------------       ---------------------------

         By /s/ William N. Smith          By /s/ Theodore E. Hoye III
         --------------------------       ---------------------------

         By /s/ George A. Morgan          By /s/ Timothy E. Delaney
         --------------------------       ---------------------------

         By /s/ Clark Easterly, Sr.       By /s/ Richard D. Ruby
         --------------------------       ---------------------------