Form 10-Q
period 2001-03-31
CNB BANCORP INC /NY/
filed 2001-05-14
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter ended March 31, 2001      Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                                   as of May 8, 2001
   $2.50 par value                                          2,303,959

                       CNB BANCORP, INC. AND SUBSIDIARY

                                    INDEX

                                                                      Page No.

PART I    FINANCIAL INFORMATION

Item 1    Consolidated interim financial statements (unaudited):

          Consolidated statements of income for the three months
          ended March 31, 2001 and 2000                                  1

          Consolidated statements of financial condition as of
          March 31, 2001 and December 31, 2000                           2

          Consolidated statements of cash flows for the three months
          ended March 31, 2001 and 2000                                  3

          Notes to consolidated interim financial statements
          (unaudited)                                                  4 - 5

Item 2 Management's discussion and analysis of financial condition and results of operations

Item 3    Quantitative and qualitative disclosures about market risk


PART II   OTHER INFORMATION

Item 1    Legal proceedings - none

Item 2    Changes in securities and use of proceeds - none

Item 3    Defaults upon senior securities - none

Item 4    Submission of matters to a vote of security holders - none

Item 5    Other information - none

Item 6    (a) Exhibits - not applicable
          (b) Reports on Form 8-K - None



                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)


                                                                              3 MONTHS ENDED
                                                                                 MARCH 31,
                                                                        2001                  2000
                                                                 ------------------    ------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                 $3,961                $3,685
  Interest on federal funds sold                                                 67                    86
  Interest on balances due from depository institutions                           6                    18
  Interest on securities available for sale                                   1,788                 1,659
  Interest on investment securities                                             235                   193
  Dividends on FRB and FHLB stock                                                43                    32
                                                                 ------------------    ------------------
    Total interest and dividend income                                        6,100                 5,673

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                              785                   676
    Certificates and time deposits of $100,000 or more                          595                   780
    Other time deposits                                                       1,178                 1,058
  Interest on securities sold under agreements to repurchase                    147                   134
  Interest on other borrowings                                                  356                   127
                                                                 ------------------    ------------------
    Total interest expense                                                    3,061                 2,775
NET INTEREST INCOME                                                           3,039                 2,898
  Provision for loan losses                                                     140                    37
                                                                 ------------------    ------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                            2,899                 2,861

OTHER INCOME
  Income from fiduciary activities                                               47                    39
  Service charges on deposit accounts                                           133                   109
  Insurance commissions                                                         298                     0
  Other income                                                                  133                   197
                                                                 ------------------    ------------------
    Total other income                                                          611                   345

OTHER EXPENSES
  Salaries and employee benefits                                                980                   863
  Occupancy expense, net                                                        130                   125
  Furniture and equipment expense                                               120                    98
  External data processing expense                                              194                   177
  Other expense                                                                 631                   594
                                                                 ------------------    ------------------
    Total other expenses                                                      2,055                 1,857
                                                                 ------------------    ------------------
INCOME BEFORE INCOME TAXES                                                    1,455                 1,349
  Provision for income taxes                                                    450                   409
                                                                 ------------------    ------------------
NET INCOME                                                                   $1,005                  $940
                                                                 ==================    ==================

  Earnings per share
    Basic                                                                     $0.43                 $0.39
    Diluted                                                                    0.42                  0.39

  See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)
                                 (UNAUDITED)


                                                                            3/31/01                       12/31/00
                                                                     ----------------------         ---------------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                             $  8,343                      $  9,166
  Interest bearing                                                                      295                           272
  Federal funds sold                                                                  6,300                         5,400
                                                                     ----------------------         ---------------------
    Total cash and cash equivalents                                                  14,938                        14,838

Securities available for sale, at fair value                                        115,405                       106,845

Investment securities (approximate fair value at March 31, 2001 -
  $15,408; at December 31, 2000 - $15,969)                                           15,020                        15,653

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                             2,615                         2,269

Loans                                                                               204,115                       201,063
   Unearned income                                                                  (14,985)                      (14,473)
   Allowance for loan losses                                                         (2,509)                       (2,750)
                                                                     ----------------------         ---------------------
           Net loans                                                                186,621                       183,840

Premises and equipment, net                                                           3,356                         3,432
Accrued interest receivable                                                           2,316                         2,214
Other assets                                                                          9,594                        10,215
                                                                     ----------------------         ---------------------
       Total assets                                                                $349,865                      $339,306
                                                                     ======================         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non interest bearing)                                                   $ 24,733                      $ 26,339
   Regular savings, NOW and money market accounts                                   120,242                       125,974
   Certificates and time deposits of $100,000 or more                                46,278                        37,386
   Other time deposits                                                               82,832                        80,775
                                                                     ----------------------         ---------------------
     Total deposits                                                                 274,085                       270,474

Securities sold under agreements to repurchase                                       10,925                        11,788
Notes payable - Federal Home Loan Bank                                               28,254                        21,340
Other liabilities                                                                     2,040                         1,711
                                                                     ----------------------         ---------------------
       Total liabilities                                                            315,304                       305,313

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                             6,004                         6,004
Surplus                                                                               4,418                         4,418
Undivided profits                                                                    25,826                        25,199
Accumulated other comprehensive income/(loss)                                           626                           (41)
Treasury stock, at cost; 81,721 shares at March 31, 2001 and
   56,246 shares at December 31, 2000                                                (2,313)                       (1,587)
                                                                     ----------------------         ---------------------
       Total stockholders' equity                                                    34,561                        33,993
                                                                     ----------------------         ---------------------
       Total liabilities and stockholders' equity                                  $349,865                      $339,306
                                                                     ======================         =====================

See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                                            3 MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          2001                     2000
                                                                               ----------------------    ----------------------

Cash flows from operating activities:
     Net income                                                                               $ 1,005                      $940
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Increase in interest receivable                                                             (102)                     (414)
     Decrease in other assets                                                                      26                       271
     Increase in other liabilities                                                                329                       459
     Deferred income tax expense/(benefit)                                                         96                       (15)
     Goodwill amortization expense                                                                 86                        78
     Depreciation and other amortization expense                                                  129                       123
     Net increase in cash surrender value of bank-owned life insurance                            (29)                      (27)
     (Accretion) amortization of discounts/premiums on securities, net                            (23)                       22
     Provision for loan losses                                                                    140                        37
                                                                               ----------------------    ----------------------
     Total adjustments                                                                            652                       534
                                                                               ----------------------    ----------------------
       Net cash provided by operating activities                                                1,657                     1,474
                                                                               ----------------------    ----------------------

  Cash flows from investing activities:
     Purchase of investment securities                                                              0                      (379)
     Purchase of securities available for sale                                                (20,474)                  (17,041)
     Purchase of Federal Reserve Bank and Federal Home Loan Bank stock                           (346)                        0
     Proceeds from maturities, paydowns and calls of investment securities                        628                     1,487
     Proceeds from maturities, paydowns and calls of securities available
      for sale                                                                                 13,036                     4,447
     Proceeds from sale of securities available for sale                                            0                       993
     Net increase in loans                                                                     (2,946)                   (7,783)
     Purchases of premises and equipment, net                                                     (12)                      (37)
                                                                               ----------------------    ----------------------
       Net cash used by investing activities                                                  (10,114)                  (18,313)
                                                                               ----------------------    ----------------------

  Cash flows from financing activities:
     Net increase in deposits                                                                   3,611                    20,455
     Decrease in securities sold under agreements to repurchase                                  (863)                     (424)
     Increase in notes payable - Federal Home Loan Bank                                         6,914                     2,418
     Treasury stock purchased                                                                    (734)                     (210)
     Cash dividends paid on common stock                                                         (375)                     (360)
     Proceeds from the exercise of stock options                                                    4                         0
                                                                               ----------------------    ----------------------
       Net cash provided by financing activities                                                8,557                    21,879
                                                                               ----------------------    ----------------------

  Net increase in cash and cash equivalents                                                       100                     5,040
  Cash and cash equivalents beginning of period                                                14,838                    19,830
                                                                               ----------------------    ----------------------

  Cash and cash equivalents end of period                                                     $14,938                   $24,870
                                                                               ======================    ======================

  Supplemental disclosures of cash flow information:
   Cash paid during the period:
      Interest                                                                                $ 3,055                    $2,442
      Income taxes                                                                                 31                       150

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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2001 and December 31, 2000, and the results of operations and the cash flows for the three months ended March 31, 2001 and 2000. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc's 2000 Annual Report and Form 10-K.

2. EARNINGS PER COMMON SHARE

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2001 and 2000. (In thousands, except per share amounts)



                                                                                Weighted
                                                                                Average
                                                        Income                   Shares                    Per Share
                                                     (Numerator)              (Denominator)                  Amount
                                                 -------------------       -------------------        -------------------
   For the Three Months Ended March 31, 2001:
   Basic EPS                                            $1,005                       2,337                     $0.43
                                                                                                      ===================
   Dilutive Effect of Stock Options                          0                          29
                                                 -------------------       -------------------
   Diluted EPS                                          $1,005                       2,366                     $0.42
                                                 ===================       ===================        ===================

   For the Three Months Ended March 31, 2000:
   Basic EPS                                              $940                       2,401                     $0.39
                                                                                                      ===================
   Dilutive Effect of Stock Options                          0                          30
                                                 -------------------       -------------------
   Diluted EPS                                            $940                       2,431                     $0.39
                                                 ===================       ===================        ===================


3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $1,672,000 for the three months ended March 31, 2001 as compared to total comprehensive income of $1,108,000 for the three months ended March 31, 2000. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period. The following summarizes the components of other comprehensive income for the three month periods ended March 31 (in thousands):



                                                                                      2001                       2000
                                                                               ------------------         ------------------
   Unrealized gains on securities:
     Net unrealized holding gains arising during the period, net of taxes
      of ($426) in 2001 and ($108) in 2000                                                   $667                       $168
     Reclassification adjustment for net realized gains included in income,
      net of taxes                                                                              0                          0
                                                                               ------------------         ------------------
     Other comprehensive income, net of taxes of ($426) in 2001 and
      ($108) in 2000                                                                         $667                       $168
                                                                               ==================         ==================


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

   The acquisition was accounted for using purchase accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Hathaway resulted in approximately $300,000 in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. Non-compete payments are being expensed as paid over the five year period of the covenant.

5. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. As of January 1, 2001 and during the first quarter of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133, as amended, did not have a material effect on the Company's consolidated financial statements.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                     CNB BANCORP, INC.


       May 8, 2001                   By /s/ William N. Smith
---------------------------          ---------------------------------------
           Date                      William N. Smith
                                     Chairman of the Board, President
                                     and Chief Executive Officer


       May 8, 2001                   By /s/ George A. Morgan
---------------------------          ----------------------------------------
           Date                      George A. Morgan
                                     Vice President and Secretary
                                     (Principal Financial Officer)

                              CNB BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

   CNB Bancorp, Inc. (the Company), a New York corporation, organized in 1988, is a registered financial holding company headquartered in Gloversville, New York. Its wholly-owned subsidiaries, City National Bank and Trust Company (the subsidiary Bank) and Hathaway Agency, Inc. (the subsidiary Insurance Agency), were organized in 1887 and 1915, respectively, and are also headquartered in Gloversville, New York. The subsidiary Bank has five branches located in the county of Fulton and one branch located in the county of Saratoga. The subsidiary Insurance Agency has one office located in the county of Fulton. The subsidiary Bank is a full service commercial bank that offers a broad range of demand and time deposits; consumer, mortgage, and commercial loans; and trust and investment services. The subsidiary Bank is a member of the Federal Deposit Insurance Corporation and the Federal Reserve System and is subject to regulation and supervision of the Federal Reserve and the Comptroller of the Currency. The subsidiary Insurance Agency offers a broad range of general insurance products and is under the supervision of the State Insurance Department.

   Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risks and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

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

   *  the effect of unforeseen changes in interest rates and;

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

FINANCIAL REVIEW:

Acquisition:

   On July 1, 2000, the Company acquired Hathaway Agency, Inc. (Hathaway), a local insurance agency. At the date of the acquisition, Hathaway had approximately $1,300,000 in assets, $300,000 in liabilities and $1,000,000 in shareholders' equity. Pursuant to the merger agreement, Hathaway became a wholly owned subsidiary of CNB Bancorp, Inc. As described in Note 4 to the consolidated interim financial statements, the acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations."

Financial Condition:

   Total assets at March 31, 2001 were $349.9 million, an increase of $10.6 million, or 3.1%, over the December 31, 2000 amount of $339.3 million. The increases were primarily related to loan growth of $2.5 million and securities available for sale of $8.6 million. Asset growth was financed by deposit growth of $3.6 million and increased Federal Home Loan Bank borrowings of $6.9 million.

   Securities available for sale increased by $8.6 million, from $106.8 million at December 31, 2000, to $115.4 million at March 31, 2001 primarily as a result of the investment of available funds from deposit growth and increased borrowings from the Federal Home Loan Bank.

   Loans receivable, net of unearned income, increased $2.5 million, or 1.4%, from $186.6 million at December 31, 2000, to $189.1 million at March 31, 2001, due primarily to the increase of $1.8 million in the commercial loan portfolio and the increase of $2.2 million in the consumer installment loan portfolio coupled with the decrease of $1.5 million in the residential mortgage portfolio.

   Deposits at March 31, 2001 were $274.1 million, an increase of $3.6 million, or 1.3%, over the balance of $270.5 million at December 31, 2000. This increase is primarily attributed to the increase in large municipal certificates of deposit and other time deposits, partially offset by the decrease in demand deposits, money market accounts and NOW accounts.

   Stockholders' equity increased to $34.6 million at March 31, 2001 from $34.0 million at December 31, 2000, an increase of 1.7%. This increase was primarily due to the retention of earnings, less dividends paid, during the first three months of 2001 coupled with the improvement in the accumulated other comprehensive income/(loss) related to the securities available for sale portfolio, less the cost of the purchase of 25,780 shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 2001. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings are available to satisfy liquidity needs that may arise.

Capital Resources:

   Stockholders' equity to total assets decreased slightly during the first three months of 2001 from 10.0% at December 31, 2000 to 9.9% at March 31, 2001. This decrease was primarily due to the growth in assets of $10.6 million or 3.1% during the first three months of 2001 while stockholders' equity increased $0.6 million or 1.7% during the same period.

   The table below shows the Company's March 31, 2001 ratios, December 31, 2000 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.


                                                                                                                 Regulatory
                                                                                          03/31/01   12/31/00    Guidelines
   Tier 1 risk based capital to net risk weighted assets                                    15.4%      15.5%         6.0%
   Total risk based capital to net risk weighted assets                                     16.6       16.8         10.0

   Leverage ratio (Tier 1/adjusted total assets)                                             8.7        8.9          5.0


   These strong ratios are well in excess of regulatory minimums.

Results of Operations:

   Total interest and dividend income for the first quarter of 2001 increased $427,000 or 7.5% from the corresponding period in 2000, while total interest expense increased $286,000 or 10.3% from the corresponding period in 2000. Net interest income increased $141,000 or 4.9% from the corresponding period of 2000. This increase is due to overall growth in loans, investments and deposits, partially offset by a small decrease in the net interest margin to 4.01% in the current quarter from 4.04% a year ago.

   The increase in interest and fees on loans of $276,000 compared to the first quarter of 2000 is primarily due to the growth in commercial loans and consumer loans over the same period of 2000.

   The increase in interest on securities available for sale of $129,000 is largely due to an increase of $5.4 million in the average outstanding balance of available for sale securities compared to the first quarter of 2000. The increase is attributed to the Company's strategy of deploying excess cash from deposit growth and borrowed funds into the securities available for sale portfolio.

   The decrease in interest income on federal funds sold is primarily attributed to the decrease in the average outstanding balance of $1.4 million from the first quarter of 2000 to the first quarter of 2001. Lower rates in 2001 also contributed to this decrease.

   The increase in interest expense is primarily related to the increase in the average balance of NOW accounts ($3.8 million), cash management accounts($11.8 million) and money market accounts ($1.3 million) partially offset by the decline in the average balance of certificates of deposit over $100,000 ($14.2 million) as compared to the first quarter of 2000. The change in deposit mix from the first quarter of 2000 to the first quarter of 2001 was primarily the result of one municipal account leaving approximately $14 million in NOW accounts and money market accounts during the first quarter of 2001 that was invested in certificates of deposit during the first quarter of 2000. Also additional borrowings were obtained from the Federal Home Loan Bank in 2001.

   The provision for loan losses increased $103,000 from the corresponding period in 2000 to $140,000. Net charge-offs increased to $381,000 in the current quarter compared to $5,000 in the prior year period. The increase in the net charge-offs was primarily due to one commercial loan customer totaling $300,000. Non-performing loans decreased from $1,146,000 at December 31, 2000 to $788,000 at March 31, 2001, a decrease of $358,000 primarily reflecting net charge-offs in the current quarter. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of March 31, 2001 and 2000. The allowance for loan losses as a percent of net loans outstanding was 1.33% at March 31, 2001 as compared to 1.47% at December 31, 2000 and 1.51% at March 31, 2000.

   Non-interest income increased $266,000 or 77.1% from the corresponding period of 2000. This increase was primarily due to the acquisition of Hathaway Agency, Inc. as of July 1, 2000 and the recording of $298,000 in insurance commission income for the first quarter of 2001. Increases were also recorded in deposit account service charges and fiduciary fees.

   Non-interest expense increased $198,000 or 10.7% from the corresponding period of 2000 due primarily to increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and other expense. The higher salaries and employee benefits were due to the acquisition of Hathaway Agency, Inc. during the third quarter of 2000 and normal salary adjustments. Occupancy expense also increased over the prior year period due to the Hathaway addition and utility costs. Higher furniture and equipment expense is due to increased maintenance costs and increased costs of maintenance contracts. Other expense increases were primarily related to the amortization of goodwill and a covenant not to compete associated with the acquisition of Hathaway Agency, Inc. on July 1, 2000.

   Net income increased $65,000 or 6.9% as compared to the same period of 2000. This increase was primarily due to the increase in the net interest income and the non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest income as of March 31, 2001 assuming the immediate increases or decreases in interest rates shown below:

                Change in          Estimated Net          Change in
              Interest Rate       Interest Income        Net Interest
             (basis points)        ($000 omitted)           Income
                  +200                 12,007               (4.6)%
                  +100                 12,202               (3.1)
                     0                 12,587                0.0
                  -100                 12,730                1.1
                  -200                 12,328               (2.1)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates, are modeled based on historical run-off characteristics of these products in periods of rising rates. As of March 31, 2001 the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2001 was 11.78% of total assets.

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