Form 10-Q
period 2001-06-30
CNB BANCORP INC /NY/
filed 2001-08-10
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter ended June 30, 2001        Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
Class of Common Stock                       as of August 3, 2001
   $2.50 par value                               2,288,392

                              CNB BANCORP, INC.

                                    INDEX

                                                                       Page No.

    PART I      FINANCIAL INFORMATION

    Item 1 Consolidated interim financial statements (unaudited):

           Consolidated statements of income for the three months ended
           June 30, 2001 and 2000 and the six months ended June 30,
           2001 and 2000                                                   1

           Consolidated statements of financial condition as of June
           30, 2001 and December 31, 2000                                  2

           Consolidated statements of cash flows for the six months
           ended June 30, 2001 and 2000                                    3

           Notes to consolidated interim financial
           statements (unaudited)                                        4 - 6

    Item 2 Management's discussion and analysis of financial condition
           and results of operations                                     7 - 10

    Item 3 Quantitative and qualitative disclosures about market risk     11


    PART II     OTHER INFORMATION

    Item 1 Legal proceedings - none

    Item 2 Changes in securities and use of proceeds - none

    Item 3 Defaults upon senior securities - none

    Item 4 Submission of matters to a vote of security holders - none

    Item 5 Other information - none

    Item 6 (a) Exhibits - not applicable
           (b) Reports on Form 8-K - August 10, 2001 - Restated
               Certificate of Incorporation of CNB Bancorp, Inc.


                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)


                                                                 3 MONTHS ENDED                              6 MONTHS ENDED
                                                                     JUNE 30,                                    JUNE 30,
                                                         2001                  2000                 2001                  2000
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                             $3,939                $3,814               $ 7,900               $ 7,499
  Interest on federal funds sold                             50                    95                   117                   181
  Interest on balances due from depository
    institutions                                              4                    36                    10                    54
  Interest on securities available for sale               1,905                 1,772                 3,693                 3,431
  Interest on investment securities                         185                   192                   420                   385
  Dividends on FRB and FHLB stock                            45                    52                    88                    84
      Total interest and dividend income                  6,128                 5,961                12,228                11,634

INTEREST EXPENSE
    Interest on deposits:
    Regular savings, NOW and money market accounts          627                   708                 1,412                 1,384
    Certificates and time deposits of $100,000 or more      700                   872                 1,295                 1,652
    Other time deposits                                   1,208                 1,072                 2,386                 2,130
  Interest on securities sold under agreements to
    repurchase                                              145                   109                   292                   243
  Interest on other borrowings                              381                   206                   737                   333
      Total interest expense                              3,061                 2,967                 6,122                 5,742
NET INTEREST INCOME                                       3,067                 2,994                 6,106                 5,892
  Provision for loan losses                                  70                    62                   210                    99
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        2,997                 2,932                 5,896                 5,793

OTHER INCOME
  Income from fiduciary activities                           49                    42                    96                    81
  Service charges on deposit accounts                       166                   114                   299                   223
  Net gain on securities transactions                        15                     0                    15                     0
  Insurance commissions                                     181                     0                   479                     0
  Other income                                              133                   215                   266                   412
     Total other income                                     544                   371                 1,155                   716

OTHER EXPENSES
  Salaries and employee benefits                            995                   883                 1,975                 1,746
  Occupancy expense, net                                    123                   105                   253                   230
  Furniture and equipment expense                           115                   106                   235                   204
  External data processing expense                          197                   178                   391                   355
  Other expense                                             662                   651                 1,293                 1,245
     Total other expenses                                 2,092                 1,923                 4,147                 3,780
INCOME BEFORE INCOME TAXES                                1,449                 1,380                 2,904                 2,729
  Provision for income taxes                                448                   407                   898                   816
NET INCOME                                               $1,001                $  973               $ 2,006               $ 1,913

  Earnings per share
    Basic                                                $ 0.43                $ 0.41               $  0.86               $  0.80
    Diluted                                                0.43                  0.40                  0.85                  0.79


  See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)

                                                                        (Unaudited)
                                                                        6/30/01          12/31/00
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                  $  8,124         $  9,166
  Interest bearing                                                           544              272
  Federal funds sold                                                           0            5,400

     Total cash and cash equivalents                                       8,668           14,838

Securities available for sale, at fair value                             125,301          106,845

Investment securities (approximate fair value at June 30, 2001 -
  $10,599; at December 31, 2000 - $15,969)                                10,293           15,653

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                  2,960            2,269

Loans                                                                    212,409          201,063
   Unearned income                                                       (16,666)         (14,473)
   Allowance for loan losses                                              (2,573)          (2,750)
     Net loans                                                           193,170          183,840

Premises and equipment, net                                                3,301            3,432
Accrued interest receivable                                                2,194            2,214
Other assets                                                              10,084           10,215
     Total assets                                                       $355,971         $339,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                        $ 26,578         $ 26,339
   Regular savings, NOW and money market accounts                        106,740          125,974
   Certificates and time deposits of $100,000 or more                     56,118           37,386
   Other time deposits                                                    85,287           80,775
     Total deposits                                                      274,723          270,474

Securities sold under agreements to repurchase                            10,505           11,788
Federal funds purchased                                                    2,500                0
Notes payable - Federal Home Loan Bank                                    32,167           21,340
Other liabilities                                                          1,834            1,711
     Total liabilities                                                   321,729          305,313

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                  6,004            6,004
Surplus                                                                    4,418            4,418
Undivided profits                                                         26,429           25,199
Accumulated other comprehensive income/(loss)                                463              (41)
Treasury stock, at cost; 106,594 shares at June 30, 2001 and
   56,246 shares at December 31, 2000                                     (3,072)          (1,587)
     Total stockholders' equity                                           34,242           33,993
     Total liabilities and stockholders' equity                         $355,971         $339,306


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)


                                                                                              6 MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    2001                        2000

Cash flows from operating activities:
     Net income                                                                     $ 2,006                      $  1,913
Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease (increase) in interest receivable                                          20                           (346)
     Increase in other assets                                                          (381)                          (265)
     Increase in other liabilities                                                      123                            496
     Deferred income tax expense                                                         68                             39
     Goodwill amortization expense                                                      171                            159
     Depreciation and other amortization expense                                        255                            236
     Net increase in cash surrender value of bank-owned life insurance                  (58)                           (56)
     (Accretion) amortization of discounts/premiums on securities, net                  (20)                            37
     Net gain on securities transactions                                                (15)                             0
     Provision for loan losses                                                          210                             99
     Total adjustments                                                                  373                            399
       Net cash provided by operating activities                                      2,379                          2,312

  Cash flows from investing activities:
     Purchase of investment securities                                                 (317)                        (1,286)
     Purchase of securities available for sale                                       45,034)                       (25,398)
     Purchase of Federal Reserve Bank and Federal Home Loan Bank stock                 (691)                             0
     Proceeds from maturities, paydowns and calls of investment securities            5,682                          1,929
     Proceeds from maturities, paydowns and calls of securities available
       for sale                                                                      27,435                          9,358
     Proceeds from sale of securities available for sale                                  0                            993
     Net increase in loans                                                           (9,613)                        (8,785)
     Purchases of premises and equipment, net                                           (43)                           (44)
       Net cash used by investing activities                                         22,581)                       (23,233)

 Cash flows from financing activities:
     Net increase in deposits                                                         4,249                          5,820
     Decrease in securities sold under agreements to repurchase                      (1,283)                        (2,599)
     Increase in federal funds purchased                                              2,500                              0
     Increase in notes payable - Federal Home Loan Bank                              10,827                         12,336
     Treasury stock purchased                                                        (1,659)                          (945)
     Cash dividends paid on common stock                                               (743)                          (718)
     Proceeds from the exercise of stock options                                        141                              0
       Net cash provided by financing activities                                     14,032                         13,894

  Net decrease in cash and cash equivalents                                          (6,170)                        (7,027)
  Cash and cash equivalents beginning of period                                      14,838                         19,830

  Cash and cash equivalents end of period                                           $ 8,668                       $ 12,803

  Supplemental disclosures of cash flow information: Cash paid during the period:
      Interest                                                                      $ 6,083                       $  5,469
      Income taxes                                                                      856                            951
  Supplemental schedule of noncash investing activities:
      Net reduction in loans resulting from the transfer to real estate owned            24                            209


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

   In the opinion of CNB Bancorp, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 2001 and December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 and 2000 and the changes in cash flows for the six months ended June 30, 2001 and 2000. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc's 2000 Annual Report or Form 10-K.

2. EARNINGS PER COMMON SHARE

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 2001 and 2000. (In thousands, except per share amounts)



                                                                                                     Weighted
                                                                                                     Average
                                                                                       Income         Shares       Per Share
                                                                                     (Numerator)   (Denominator)    Amount

   For the Three Months Ended June 30, 2001:
   Basic EPS                                                                         $1,001         2,306          $0.43
   Dilutive Effect of Stock Options                                                       0            38
   Diluted EPS                                                                       $1,001         2,344          $0.43

   For the Three Months Ended June 30, 2000:
   Basic EPS                                                                         $  973         2,386          $0.41
   Dilutive Effect of Stock Options                                                       0            27
   Diluted EPS                                                                       $  973         2,413          $0.40

   For the Six Months Ended June 30, 2001:
   Basic EPS                                                                         $2,006         2,321          $0.86
   Dilutive Effect of Stock Options                                                       0            34
   Diluted EPS                                                                       $2,006         2,355          $0.85

   For the Six Months Ended June 30, 2000:
   Basic EPS                                                                         $1,913         2,393          $0.80
   Dilutive Effect of Stock Options                                                       0            29
   Diluted EPS                                                                       $1,913         2,422          $0.79



3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $838,000 for the three months ended June 30, 2001 as compared to total comprehensive income of $1,008,000 for the three months ended June 30, 2000. For the six month periods ended June 30, 2001 and 2000 the Company recorded total comprehensive income of $2,510,000 and $2,116,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period.

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

5. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. As of January 1, 2001 and during the first six months of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133, as amended, did not have any effect on the Company's consolidated financial statements.

6. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate per-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

   Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets

   (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4,248,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $358,000 and $171,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Financial Condition:

     Total assets at June 30, 2001 were $356.0 million, an increase of $16.7 million, or 4.9%, over the December 31, 2000 amount of $339.3 million. The increase was primarily related to loan growth of $9.2 million and an increase in securities available for sale of $18.5 million, partially offset by a reduction in cash and cash equivalents of $6.2 million and a reduction in investment securities of $5.4 million. The asset growth was primarily financed by deposit growth of $4.2 million and increased Federal Home Loan Bank borrowings of $10.8 million.

     Securities available for sale increased by $18.5 million, from $106.8 million at December 31, 2000, to $125.3 million at June 30, 2001 primarily as a result of the investment of available funds from deposit growth and increased borrowings from the Federal Home Loan Bank.

     Loans receivable, net of unearned income, increased $9.2 million, or 4.9%, from $186.6 million at December 31, 2000, to $195.7 million at June 30, 2001, due primarily to the increase of $6.2 million in the commercial loan portfolio and the increase of $5.8 million in the consumer installment loan portfolio coupled with the decrease of $2.9 million in the residential mortgage portfolio.

     Deposits at June 30, 2001 were $274.7 million, an increase of $4.2 million, or 1.6%, over the balance of $270.5 million at December 31, 2000. This increase is primarily attributed to the increase in large municipal certificates of deposit and other time deposits, partially offset by the decrease in money market accounts and NOW accounts.

     Stockholders' equity increased to $34.2 million at June 30, 2001 from $34.0 million at December 31, 2000, an increase of 0.7%. This increase was primarily due to the retention of earnings, less dividends paid, during the first six months of 2001 coupled with the improvement in the accumulated other comprehensive income/(loss) related to the securities available for sale portfolio, less the cost of the purchase of 56,418 shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 2001. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings are available to satisfy liquidity needs that may arise.

Capital Resources:

   Stockholders' equity to total assets decreased slightly during the first six months of 2001 from 10.0% at December 31, 2000 to 9.6% at June 30, 2001. This decrease was primarily due to the growth in assets of $16.7 million or 4.9% during the first six months of 2001 while stockholders' equity increased $0.2 million or 0.7% during the same period.

   The table below shows the Company's June 30, 2001 ratios, December 31, 2000 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                Regulatory
                                                          06/30/01   12/31/00   Guidelines
   Tier 1 risk based capital to net risk weighted assets  14.5%      15.5%       6.0%
   Total risk based capital to net risk weighted assets   15.7       16.8       10.0

   Leverage ratio (Tier 1/adjusted total assets)           8.4        8.9        5.0


   These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the second quarter of 2001 increased $167,000 or 2.8% from the corresponding period in 2000, while total interest expense increased $94,000 or 3.2% from the corresponding period in 2000. Net interest income increased $73,000 or 2.4% from the corresponding period of 2000. This increase is due to overall growth in loans and investments, partially offset by deposit growth and a small decrease in the net interest margin to 3.91% in the current quarter from 4.07% a year ago..

     The increase in interest and fees on loans of $125,000 or 3.3% from the corresponding period of 2000 is primarily due to the growth in commercial loans and consumer loans over the same period of 2000.

     The increase in interest on securities available for sale of $133,000 is largely due to an increase of $10.0 million in the average outstanding balance of available for sale securities compared to the second quarter of 2000. The increase is attributed to the Company's strategy of deploying excess cash from deposit growth and borrowed funds into the securities available for sale portfolio.

     The decrease in interest income on federal funds sold of $45,000 is primarily attributed to the decrease in the average outstanding balance of $1.7 million from the second quarter of 2000 to the second quarter of 2001. Lower rates in 2001 also contributed to this decrease.

     The increase in interest expense of $94,000 for the second quarter of 2001 as compared to the same period of 2000 is primarily related to the increase in the average balance of borowings from the Federal Home Loan Bank ($20.3 million) in 2001. Total interest bearing deposits also increased $0.4 million, on average, as compared to the second quarter of 2000.

     The provision for loan losses increased $8,000 from the corresponding period in 2000 to $70,000. Net charge-offs decreased to $6,000 in the current quarter compared to $18,000 in the prior year period. Non-performing loans decreased from $1,146,000 at December 31, 2000 to $878,000 at June 30, 2001,
a decrease of $268,000 primarily reflecting the one large commercial loan charge-off of $300,000 in the first six months of 2001. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2001 and 2000. The allowance for loan losses as a percent of net loans outstanding was 1.31% at June 30, 2001 as compared to 1.47% at December 31, 2000 and 1.53% at June 30, 2000.

     Non-interest income increased $173,000 or 46.6% from the corresponding period of 2000. This increase was primarily due to the acquisition of Hathaway Agency, Inc. as of July 1, 2000 and the recording of $181,000 in insurance commission income for the second quarter of 2001. Increases were also recorded in deposit account service charges and fiduciary fees. These increases were partially offset by lower merchant credit card sales fees.

     Non-interest expense increased $169,000 or 8.8% from the corresponding period of 2000 due primarily to increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and other expense. The higher salaries and employee benefits were due to the acquisition of Hathaway Agency, Inc. during the third quarter of 2000 and normal salary adjustments. Occupancy expense also increased over the prior year period due to the Hathaway addition and utility costs. Higher furniture and equipment expense is due to increased maintenance costs and increased costs of maintenance contracts. Other expense increases were primarily related to the amortization of goodwill and a covenant not to compete associated with the acquisition of Hathaway Agency, Inc. on July 1, 2000.

     Net income increased $28,000 or 2.9% as compared to the same period of 2000. This increase was primarily due to the increase in the net interest income and the non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first six months of 2001 increased $594,000 or 5.1% from the corresponding period in 2000, while total interest expense increased $380,000 or 6.6% from the corresponding period in 2000. Net interest income increased $214,000 or 3.6% from the corresponding period of 2000. This increase is due to overall growth in loans and investments, partially offset by deposit growth and a small decrease in the net interest margin to 3.95% for the first six months of 2001 compared to 4.05% for the same period of 2000.

     The increase in interest and fees on loans of $401,000 or 5.3% from the corresponding period of 2000 is primarily due to the growth in average outstandings of commercial and consumer loans totaling approximately $13.7 million over the same period of 2000. This was partially offset by a reduction in the average outstandings of residential mortgage loans of $2.5 million.

     The increase in interest on securities available for sale of $262,000 is largely due to an increase of $7.6 million in the average outstanding balance of available for sale securities compared to the first six months of 2000. The increase is attributed to the Company's strategy of deploying excess cash from deposit growth and borrowed funds into the securities available for sale portfolio.

     The decrease in interest income on federal funds sold of $64,000 is primarily attributed to the decrease in the average outstanding balance of $1.5 million from the first six months of 2000 to the same period of 2001. Lower rates in 2001 also contributed to this decrease.

     The increase in interest expense of $380,000 for the first six months of 2001 as compared to the same period of 2000 is primarily related to the increase in the average balance of borowings from the Federal Home Loan Bank ($19.1 million) in 2001. Total interest bearing deposits also increased $0.6 million, on average, as compared to the first six months of 2000.

     The provision for loan losses increased $111,000 from the corresponding period in 2000 to $210,000. Net charge-offs increased to $387,000 in the current six month period as compared to $23,000 in the prior year period. The increase in the net charge-offs was primarily due to one commercial loan customer totaling $300,000. Non-performing loans decreased from $1,146,000 at December 31, 2000 to $878,000 at June 30, 2001, a decrease of $268,000 primarily reflecting the one large commercial loan charge-off of $300,000 in the first six months of 2001. The provision for both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2001 and 2000. The allowance for loan losses as a percent of net loans outstanding was 1.31% at June 30, 2001 as compared to 1.47% at December 31, 2000 and 1.53% at June 30, 2000.

     Non-interest income increased $439,000 or 61.3% from the corresponding period of 2000. This increase was primarily due to the acquisition of Hathaway Agency, Inc. as of July 1, 2000 and the recording of $479,000 in insurance commission income for the first six months of 2001. Increases were also recorded in deposit account service charges and fiduciary fees. These increases were partially offset by lower merchant credit card sales fees.

     Non-interest expense increased $367,000 or 9.7% from the corresponding period of 2000 due primarily to increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and other expense. The higher salaries and employee benefits were due to the acquisition of Hathaway Agency, Inc. during the third quarter of 2000 and normal salary adjustments. Occupancy expense also increased over the prior year period due to the Hathaway addition and utility costs. Higher furniture and equipment expense is due to increased maintenance costs and increased costs of maintenance contracts. Other expense increases were primarily related to the amortization of goodwill and a covenant not to compete associated with the acquisition of Hathaway Agency, Inc. on July 1, 2000.

     Net income increased $93,000 or 4.9% as compared to the same period of 2000. This increase was primarily due to the increase in the net interest income and the non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of June 30, 2001 assuming the immediate increases or decreases in interest rates shown below:

               Change in         Estimated Net          Change in
             Interest Rate      Interest Income        Net Interest
             (basis points)      ($000 omitted)           Income

                 +200               13,527                  0.8%
                 +100               13,505                  0.6
                    0               13,420                  0.0
                 -100               13,361                 (0.4)
                 -200               13,037                 (2.9)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2001, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 2001 was 12.18% of total assets.

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

                                    CNB BANCORP, INC.

      August 3, 2001                By /s/ William N. Smith
      --------------                --------------------------------
           Date                     William N. Smith
                                    Chairman of the Board, President
                                    and Chief Executive Officer

      August 3, 2001                By /s/ George A. Morgan
      --------------                --------------------------------
           Date                     George A. Morgan
                                    Vice President and Secretary
                                    (Principal Financial Officer)