Form 10-Q
period 2001-09-30
CNB BANCORP INC /NY/
filed 2001-11-13
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001       Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                                 as of November 5, 2001
   $2.50 par value                                           2,280,064

                              CNB BANCORP, INC.

                                    INDEX

                                                                      Page No.

PART I  FINANCIAL INFORMATION

Item 1  Consolidated interim financial statements (unaudited):

        Consolidated statements of income for the three months            1
        ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000

        Consolidated statements of financial condition as of
        September 30, 2001 and December 31, 2000                          2

        Consolidated statements of cash flows for the nine months
        ended September 30, 2001 and 2000                                 3

        Notes to consolidated interim financial statements (unaudited)  4 - 6

Item 2  Management's discussion and analysis of financial condition
        and results of operations                                       7 - 10

Item 3  Quantitative and qualitative disclosures about market risk        11



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

Item 4  Submission of matters to a vote of security holders - none

Item 5  Other information - none

Item 6  (a) Exhibits - not applicable
        (b) Reports on Form 8-K - none


                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)


                                                                  3 MONTHS ENDED           9 MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,

                                                                  2001     2000             2001     2000
                                                                 ------   ------          -------  -------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                     $3,985   $3,901          $11,885  $11,400
  Interest on federal funds sold                                     73       67              190      248
  Interest on balances due from depository institutions              21        3               31       57
  Interest on securities available for sale                       1,796    1,782            5,489    5,213
  Interest on investment securities                                 153      240              573      625
  Dividends on FRB and FHLB stock                                    37       35              125      119
                                                                 ------   ------          -------  -------
    Total interest and dividend income                            6,065    6,028           18,293   17,662

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                  599      682            2,011    2,066
    Certificates and time deposits of $100,000 or more              606      829            1,901    2,481
    Other time deposits                                           1,166    1,137            3,552    3,267
  Interest on securities sold under agreements to repurchase        146       94              438      337
  Interest on other borrowings                                      367      388            1,104      721
                                                                 ------   ------          -------  -------
    Total interest expense                                        2,884    3,130            9,006    8,872
NET INTEREST INCOME                                               3,181    2,898            9,287    8,790
  Provision for loan losses                                         185       60              395      159
                                                                 ------   ------          -------  -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                2,996    2,838            8,892    8,631

OTHER INCOME
  Income from fiduciary activities                                   44       48              140      129
  Service charges on deposit accounts                               160      123              459      346
  Net gain on securities transactions                                 -        -               15        -
  Insurance commissions                                             138      103              617      103
  Other income                                                      189      293              455      705
                                                                 ------   ------          -------  -------
    Total other income                                              531      567            1,686    1,283

OTHER EXPENSES
  Salaries and employee benefits                                    969      954            2,944    2,700
  Occupancy expense, net                                            138      116              391      346
  Furniture and equipment expense                                   108      104              343      308
  External data processing expense                                  205      193              596      548
  Other expense                                                     596      638            1,889    1,883
                                                                 ------   ------          -------  -------
    Total other expenses                                          2,016    2,005            6,163    5,785
                                                                 ------   ------          -------  -------
INCOME BEFORE INCOME TAXES                                        1,511    1,400            4,415    4,129
  Provision for income taxes                                        477      456            1,375    1,272
                                                                 ------   ------          -------  -------
NET INCOME                                                       $1,034   $  944          $ 3,040  $ 2,857
                                                                 ======   ======          =======  =======

  Earnings per share
    Basic                                                        $ 0.46   $ 0.40          $  1.32  $  1.20
    Diluted                                                        0.45     0.39             1.30     1.18


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)


                                                                                      (Unaudited)
                                                                                   September 30, 2001    December 31, 2000
                                                                                   ------------------    -----------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                   $  8,480             $  9,166
  Interest bearing                                                                          5,363                  272
  Federal funds sold                                                                       11,700                5,400
                                                                                         --------             --------
       Total cash and cash equivalents                                                     25,543               14,838

Securities available for sale, at fair value                                              111,911              106,845

Investment securities (approximate fair value at September 30, 2001 -
  $10,714; at December 31, 2000 - $15,969)                                                 10,321               15,653

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                   2,810                2,269

Loans                                                                                     215,473              201,063
   Unearned income                                                                        (17,221)             (14,473)
   Allowance for loan losses                                                               (2,531)              (2,750)
                                                                                         --------             --------
       Net loans                                                                          195,721              183,840

Premises and equipment, net                                                                 3,391                3,432
Accrued interest receivable                                                                 2,034                2,214
Other assets                                                                                9,594               10,215
                                                                                         --------             --------
       Total assets                                                                      $361,325             $339,306
                                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                          $31,039              $26,339
   Regular savings, NOW and money market accounts                                         106,917              125,974
   Certificates and time deposits of $100,000 or more                                      55,588               37,386
   Other time deposits                                                                     87,552               80,775
                                                                                         --------             --------
       Total deposits                                                                     281,096              270,474

Securities sold under agreements to repurchase                                             10,667               11,788
Notes payable - Federal Home Loan Bank                                                     32,078               21,340
Other liabilities                                                                           2,238                1,711
                                                                                         --------             --------
       Total liabilities                                                                  326,079              305,313

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                   6,004                6,004
Surplus                                                                                     4,418                4,418
Undivided profits                                                                          27,033               25,199
Accumulated other comprehensive income/(loss)                                               1,446                  (41)
Treasury stock, at cost; 118,813 shares at September 30, 2001 and
  56,246 shares at December 31, 2000                                                       (3,655)              (1,587)
                                                                                         --------             --------
       Total stockholders' equity                                                          35,246               33,993
                                                                                         --------             --------
       Total liabilities and stockholders' equity                                        $361,325             $339,306
                                                                                         ========             ========



See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)


                                                                                                          9 MONTHS ENDED
                                                                                                           SEPTEMBER 30,

                                                                                                     2001                 2000
                                                                                                   --------             --------
Cash flows from operating activities:
     Net income                                                                                    $  3,040             $  2,857
Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease (increase) in interest receivable                                                         180                 (570)
     Increase in other assets                                                                          (166)                (292)
     Increase in other liabilities                                                                      190                1,149
     Deferred income tax expense                                                                         85                   47
     Goodwill amortization expense                                                                      256                  245
     Depreciation and other amortization expense                                                        381                  362
     Net increase in cash surrender value of bank-owned life insurance                                  (87)                 (85)
     (Accretion) amortization of discounts/premiums on securities, net                                  (31)                  46
     Net gain on securities transactions                                                                (15)                   -
     Provision for loan losses                                                                          395                  159
                                                                                                   --------             --------
     Total adjustments                                                                                1,188                1,061
                                                                                                   --------             --------
       Net cash provided by operating activities                                                      4,228                3,918
                                                                                                   --------             --------

  Cash flows from investing activities:
     Purchase of investment securities                                                               (1,626)              (4,523)
     Purchase of securities available for sale                                                      (56,291)             (29,030)
     Net purchase of Federal Reserve Bank and Federal Home Loan Bank stock                             (541)                (236)
     Proceeds from maturities, paydowns and calls of investment securities                            6,960                2,327
     Proceeds from maturities, paydowns and calls of securities available for sale                   53,705               15,140
     Proceeds from sale of securities available for sale                                                  -                1,043
     Net increase in loans                                                                          (12,371)             (12,583)
     Purchases of premises and equipment, net                                                          (220)                (153)
     Net cash paid in acquisition                                                                         -                 (456)
                                                                                                   --------             --------
       Net cash used by investing activities                                                        (10,384)             (28,471)
                                                                                                   --------             --------

  Cash flows from financing activities:
     Net increase in deposits                                                                        10,622               11,220
     Decrease in securities sold under agreements to repurchase                                      (1,121)              (3,152)
     Increase in notes payable - Federal Home Loan Bank                                              10,738               18,252
     Treasury stock purchased                                                                        (2,985)              (1,163)
     Cash dividends paid on common stock                                                             (1,132)              (1,097)
     Proceeds from the exercise of stock options                                                        739                   35
                                                                                                   --------             --------
       Net cash provided by financing activities                                                     16,861               24,095
                                                                                                   --------             --------

  Net increase (decrease) in cash and cash equivalents                                               10,705                 (458)
  Cash and cash equivalents beginning of period                                                      14,838               19,830
                                                                                                   --------             --------

  Cash and cash equivalents end of period                                                          $ 25,543             $ 19,372
                                                                                                   ========             ========

  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                                     $  8,979             $  8,210
      Income taxes                                                                                    1,071                1,093
  Supplemental schedule of noncash activities:
      Net reduction in loans resulting from the transfer to real estate owned                            24                  209
      Decrease in taxes payable due to exercise of non-qualified stock options                          104                    -

  Fair value of non-cash assets acquired in acquisition                                                   -                 $376
  Fair value of liabilities assumed in acquisition                                                        -                  269


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

   In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2001 and December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 and 2000 and the changes in cash flows for the nine months ended September 30, 2001 and 2000. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc's 2000 Annual Report on Form 10-K.

2. EARNINGS PER COMMON SHARE

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and nine month periods ended September 30, 2001 and 2000. (In thousands, except per share amounts)



                                                                                        Weighted
                                                                                         Average
                                                                Income                   Shares                   Per Share
                                                             (Numerator)              (Denominator)                 Amount
                                                          ------------------       -------------------       ------------------
   For the Three Months Ended September 30, 2001:

   Basic EPS                                                          $1,034                     2,272                    $0.46
                                                                                                             ==================
   Dilutive Effect of Stock Options                                        -                        48
                                                          ------------------       -------------------
   Diluted EPS                                                        $1,034                     2,320                    $0.45
                                                          ==================       ===================       ==================

   For the Three Months Ended September 30, 2000:

   Basic EPS                                                            $944                     2,367                    $0.40
                                                                                                             ==================
   Dilutive Effect of Stock Options                                        -                        31
                                                          ------------------       -------------------
   Diluted EPS                                                          $944                     2,398                    $0.39
                                                          ==================       ===================       ==================

   For the Nine Months Ended September 30, 2001:

   Basic EPS                                                          $3,040                     2,311                    $1.32
                                                                                                             ==================
   Dilutive Effect of Stock Options                                        -                        36
                                                          ------------------       -------------------
   Diluted EPS                                                        $3,040                     2,347                    $1.30
                                                          ==================       ===================       ==================

   For the Nine Months Ended September 30, 2000:

   Basic EPS                                                          $2,857                     2,384                    $1.20
                                                                                                             ==================
   Dilutive Effect of Stock Options                                        -                        27
                                                          ------------------       -------------------
   Diluted EPS                                                        $2,857                     2,411                    $1.18
                                                          ==================       ===================       ==================


3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $2,017,000 for the three months ended September 30, 2001 as compared to total comprehensive income of $1,712,000 for the three months ended September 30, 2000. For the nine month periods ended September 30, 2001 and 2000 the Company recorded total comprehensive income of $4,527,000 and $3,828,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period.

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

   The acquisition was accounted for using purchase accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Hathaway resulted in approximately $300,000 in excess of cost over net assets acquired ("goodwill"). Goodwill is currently being amortized to expense over a period of fifteen years using the straight-line method. Non-compete payments are being expensed as paid over the five year period of the covenant.

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. As of January 1, 2001 and during the first nine months of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133, as amended, did not have any effect on the Company's consolidated financial statements.

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

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4,275,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $358,000 and $256,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Based on management's initial evaluation of these Statements, the Company does not anticipate that any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

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

FINANCIAL REVIEW:

Financial Condition:

     Total assets at September 30, 2001 were $361.3 million, an increase of $22.0 million, or 6.5%, over the December 31, 2000 amount of $339.3 million. The increase was primarily related to loan growth of $11.7 million, an increase in securities available for sale of $5.1 million and an increase in cash and cash equivalents of $10.7 million, partially offset by a reduction in investment securities of $5.3 million. The asset growth was primarily financed by deposit growth of $10.6 million and increased Federal Home Loan Bank borrowings of $10.7 million.

     Securities available for sale increased by $5.1 million, or 4.7%, from $106.8 million at December 31, 2000, to $111.9 million at September 30, 2001 primarily as a result of the investment of available funds from deposit growth and increased borrowings from the Federal Home Loan Bank.

     Loans receivable, net of unearned income, increased $11.7 million, or 6.3%, from $186.6 million at December 31, 2000, to $198.3 million at September 30, 2001, due primarily to the increase of $5.7 million in the commercial loan portfolio and the increase of $7.2 million in the consumer installment loan portfolio coupled with the decrease of $1.2 million in the residential mortgage portfolio.

     Cash and cash equivalents increased by $10.7 million, or 72.1%, from $14.8 million at December 31, 2000, to $25.5 million at September 30, 2001 primarily as a result of available for sale securities being called in the third quarter of 2001 due to the decline in interest rates on investments.

     Deposits at September 30, 2001 were $281.1 million, an increase of $10.6 million, or 3.9%, over the balance of $270.5 million at December 31, 2000. This increase is primarily attributed to the increase in large municipal certificates of deposit and other time deposits, partially offset by the decrease in money market accounts and NOW accounts.

     Stockholders' equity increased to $35.2 million at September 30, 2001 from $34.0 million at December 31, 2000, an increase of 3.7%. This increase was primarily due to the retention of earnings, less dividends paid, during the first nine months of 2001 coupled with the improvement in the accumulated other comprehensive income/(loss) related to the securities available for sale portfolio, less the cost of the purchase of 93,865 shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 2001. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings are available to satisfy liquidity needs that may arise.

Capital Resources:

   Stockholders' equity to total assets decreased slightly during the first nine months of 2001 from 10.0% at December 31, 2000 to 9.8% at September 30, 2001. This decrease was primarily due to the growth in assets of $22.0 million or 6.5% during the first nine months of 2001 while stockholders' equity increased $1.3 million or 3.7% during the same period.

   The table below shows the Company's September 30, 2001 ratios, December 31, 2000 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                                                       Regulatory
                                                                                    09/30/01         12/31/00          Guidelines

   Tier 1 risk based capital to net risk weighted assets                            14.2%            15.5%              6.0%
   Total risk based capital to net risk weighted assets                             15.5             16.8              10.0

   Leverage ratio (Tier 1/adjusted total assets)                                     8.3              8.9               5.0


     These strong ratios are well in excess of regulatory minimums.

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

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the third quarter of 2001 increased $37,000 or 0.6% from the corresponding period in 2000, while total interest expense decreased $246,000 or 7.9% from the corresponding period in 2000. Net interest income increased $283,000 or 9.8% from the corresponding period of 2000. This increase is due to overall growth in loans, money market instruments and investments, partially offset by deposit growth and a small increase in the net interest margin to 4.00% in the current quarter from 3.92% a year ago.

     The increase in interest and fees on loans of $84,000 or 2.2% from the corresponding period of 2000 is primarily due to the growth in commercial loans and consumer loans over the same period of 2000.

     The decrease in interest on investment securities of $87,000 is primarily due to a decrease of $4.9 million in the average outstanding balance of investment securities compared to the third quarter of 2000. The decrease is largely attributed to the maturity of municipal investment securities with the proceeds beung reinvested in securities available for sale.

     The increase in interest income on federal funds sold and balances due from depository institutions of $24,000 is primarily attributed to the increase in the average outstanding balance of $6.6 million from the third quarter of 2000 to the third quarter of 2001. Lower rates in 2001 partially offset the additional income related to volume increases.

     The decrease in interest expense of $246,000 for the third quarter of 2001 as compared to the same period of 2000 is primarily related to the overall decrease in the average rates being paid in the third quarter of 2001 on all deposit and borrowed fund catergories as compared to the same period of 2000.

     The provision for loan losses increased $125,000 from the corresponding period in 2000 to $185,000. Net charge-offs increased to $227,000 in the current quarter compared to $84,000 in the prior year period. Non-performing loans decreased from $1,146,000 at December 31, 2000 to $677,000 at September 30, 2001, a decrease of $469,000 primarily reflecting the one large commercial loan charge-off of $300,000 in the first nine months of 2001. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2001 and 2000. The allowance for loan losses as a percent of net loans outstanding was 1.28% at September 30, 2001 as compared to 1.47% at December 31, 2000 and 1.49% at September 30, 2000.

     Non-interest income decreased $36,000 or 6.3% from the corresponding period of 2000. This decrease was primarily due to the lower merchant credit card sales fees and lower fiduciary fees. These decreases were partially offset by an increase in insurance commission income and service charges on deposit accounts.

     Non-interest expense increased $11,000 or 0.5% from the corresponding period of 2000 due primarily to increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and external data processing expense. This was partially offset by a decrease in other expense.The higher salaries and employee benefits were due to normal salary adjustments and increased medical insurance expense. Occupancy expense increased over the prior year period due to higher utility costs and maintenance and repairs of real estate. Higher furniture and equipment expense is due to increased depreciation expense on new equipment purchases. The higher external data processing expense is primarily due to more accounts and additional ATM usage. The offsetting decrease in other expense is primarily related to lower credit card expenses.

     Net income increased $90,000 or 9.5% as compared to the same period of 2000. This increase was primarily due to the increase in the net interest income and the non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first nine months of 2001 increased $631,000 or 3.6% from the corresponding period in 2000, while total interest expense increased $134,000 or 1.5% from the corresponding period in 2000. Net interest income increased $497,000 or 5.7% from the corresponding period of 2000. This increase is due to overall growth in loans and investments, partially offset by deposit growth and a small decrease in the net interest margin to 3.97% for the first nine months of 2001 compared to 4.01% for the same period of 2000.

     The increase in interest and fees on loans of $485,000 or 4.3% from the corresponding period of 2000 is primarily due to the growth in average outstandings of commercial and consumer loans totaling approximately $14.8 million over the same period of 2000. This was partially offset by a reduction in the average outstandings of residential mortgage loans of $2.6 million.

     The increase in interest on securities available for sale of $276,000 is largely due to an increase of $6.6 million in the average outstanding balance of available for sale securities compared to the first nine months of 2000. The increase is attributed to the Company's strategy of deploying excess cash from deposit growth and borrowed funds into the securities available for sale portfolio.

     The decrease in interest income on federal funds sold of $58,000 is primarily attributed to the decrease in the average rate earned during the first nine months of 2001 to 4.35% as compared to 6.11% for the same period of 2000. Increased volume of $0.4 million partially offset the effect of lower rates in 2001.

     The increase in interest expense of $134,000 for the first nine months of 2001 as compared to the same period of 2000 is primarily related to the increase in the average balance of borrowings from the Federal Home Loan Bank ($16.8 million) in 2001. Average interest bearing deposits also increased $4.0 million as compared to the first nine months of 2000. These increases were partially offset by a decline of 24 basis points in the average rate paid on total interest bearing liabilities.

     The provision for loan losses increased $236,000 from the corresponding period in 2000 to $395,000. Net charge-offs increased to $614,000 in the current nine month period as compared to $107,000 in the prior year period. The increase in the net charge-offs was primarily due to one commercial loan customer totaling $300,000. Non-performing loans decreased from $1,146,000 at December 31, 2000 to $677,000 at September 30, 2001, a decrease of $469,000 primarily reflecting one large commercial loan charge-off of $300,000 in the first nine months of 2001. The provision for both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2001 and 2000. The allowance for loan losses as a percent of net loans outstanding was 1.28% at September 30, 2001 as compared to 1.47% at December 31, 2000 and 1.49% at September 30, 2000.

     Non-interest income increased $403,000 or 31.4% from the corresponding period of 2000. This increase was primarily due to the acquisition of Hathaway Agency, Inc. as of July 1, 2000 and the recording of $617,000 in insurance commission income for the first nine months of 2001 compared to $103,000 for the same period of 2000. Increases were also recorded in deposit account service charges and fiduciary fees. These increases were partially offset by lower merchant credit card sales fees.

     Non-interest expense increased $378,000 or 6.5% from the corresponding period of 2000 due primarily to increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and external data processing expense. The higher salaries and employee benefits were due to the acquisition of Hathaway Agency, Inc. during the third quarter of 2000 and normal salary adjustments. Occupancy expense also increased over the prior year period due to the Hathaway addition, utility costs and maintenance and repairs of real estate. Higher furniture and equipment expense is due to increased maintenance costs. The higher external data processing expense is due to more accounts and additional ATM usage.

     Net income increased $183,000 or 6.4% as compared to the same period of 2000. This increase was primarily due to the increase in the net interest income and the non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of September 30, 2001 assuming the immediate increases or decreases in interest rates shown below:

  Change in          Estimated Net          Change in
Interest Rate       Interest Income        Net Interest
(basis points)       ($000 omitted)           Income

     +200                14,792                 3.4%
     +100                14,591                 2.0
        0                14,306                 0.0
     -100                13,879                (3.0)
     -200                12,990                (9.2)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2001, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 2001 was 5.63% of total assets.

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

                                   CNB BANCORP, INC.



November 5, 2001                   By /s/ William N. Smith
----------------                   --------------------------------
      Date                         William N. Smith
                                   Chairman of the Board, President
                                   and Chief Executive Officer



November 5, 2001                   By /s/ George A. Morgan
----------------                   --------------------------------
      Date                         George A. Morgan
                                   Vice President and Secretary
                                   (Principal Financial Officer)