Form 10-K405
period 2001-12-31
CNB BANCORP INC /NY/
filed 2002-03-29
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File Number 0-17501

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

     Indicate the number of shares outstanding of each of the issurer's classes of common stock:

Class of Common Stock         Number of Shares Outstanding as of March 25, 2001

$2.50 Par Value                                   2,273,407

     The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 25, 2002) held by non-affiliates was approximately $67,400,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 2001 are incorporated into Part II; Item 5, Item 6, Item 7, Item 7a and Item 8.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of stockholders to be held on April 16, 2002 are incorporated into Part III; Item 13.

PART 1

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

     On July 1, 2000, the Company acquired Hathaway Agency, Inc. (Hathaway or the Insurance Agency), a local insurance agency. At the date of the acquisition, Hathaway had approximately $1,300,000 in assets, $300,000 in liabilities and $1,000,000 in shareholders' equity. Pursuant to the merger agreement, Hathaway became a wholly owned subsidiary of CNB Bancorp, Inc.

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

     Employees

     The Bank employs approximately 86 persons on a full time basis. There are also 11 part time employees. The Insurance Agency employs approximately 6 persons on a full time basis. There are also 2 part time employees. The Bank and the Insurance Agency provide a variety of employment benefits for their employees and considers their relationship with their employees to be good.

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

     The primary supervisory authority of the Insurance Agency is the New York Sate Insurance Department.

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

     Deposit Insurance Premiums

     To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from 0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. From 1997 through 2001, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments from 1997 through 2001. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997 through 2001 BIF assessment schedule through June 30, 2002.

     In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 2001, BIF insured banks paid a rate of 0.01895% for purposes of funding FICO bond obligations, resulting in an assessment of $51,501 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.0182% on an annualized basis for the first half of 2002.

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

The following are exhibits included herewith:

Exhibit No.      Exhibit

I. A.B.          Distribution of Assets, Liabilities and Stockholders'
                   Equity; Interest Rates and Interest Differential

I. C.            Rate Volume Analysis and Interest Rate Sensitivity Analysis

II. A.B.         Securities Portfolio

III. A.B.C.      Loan Portfolio

IV.              Summary of Loan Loss Experience

V. A.B.C.D.      Deposits

VI.              Return on Equity and Assets

I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential



                                                 2001                             2000                         1999

                                                 Interest                         Interest                       Interest
(in thousands)                      Average      Earned/              Average     Earned/           Average      Earned/
                                    Balance      Paid<F2>    Rate     Balance     Paid<F2>  Rate    Balance      Paid<F2>    Rate

ASSETS
Interest Earning  Assets:
Securities<F1>:
  U.S Treasury & Government
    Agencies                        $ 85,714     $ 5,483     6.40%    $ 87,302    $ 5,685   6.51%   $ 81,038     $ 5,066     6.25%
  State & Political
    Subdivisions                      28,603       2,251     7.87       26,955      2,217   8.22      23,667       1,994     8.43
  Other                               15,590       1,021     6.55       11,412        869   7.61       4,116         274     6.66

    Total Securities                 129,907       8,755     6.74      125,669      8,771   6.98     108,821       7,334     6.74

Interest Bearing Balances With
  Other Financial Institutions         3,022          74     2.45        1,128         64   5.67       1,655          80     4.83

Federal Funds Sold                     7,265         252     3.47        5,595        349   6.24       9,042         449     4.97

Loans:
  Loans,Less
    Unearned Income <F3>             193,121      15,785     8.17      181,186     15,367   8.48     152,974      12,816     8.38

    Total Interest-Earning Assets    333,315     $24,866     7.46%     313,578    $24,551   7.84%    272,492     $20,679     7.59%

Cash and Due From Banks                7,932                             7,678                         9,068
Allowance for Loan Losses             (2,589)                           (2,742)                       (2,291)
Other Assets <F4>                     15,989                            13,114                        11,593

    Total Assets                    $354,647                          $331,628                      $290,862

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                  $51,748      $1,193     2.31%     $47,653    $ 1,244   2.61%   $ 47,363     $ 1,189     2.51%
    NOW                               29,632         290     0.98       28,740        361   1.26      27,158         333     1.23
    Money Market Accounts             32,036       1,002     3.13       31,564      1,178   3.73      22,812         749     3.28
  Certificates of Deposit
    $100,000 or More                  50,479       2,292     4.54       55,039      3,318   6.03      44,503       2,234     5.02
  Other Time Interest-Bearing         86,149       4,619     5.36       82,393      4,428   5.37      74,148       3,798     5.12
     Total Int.-Bearing Deposits     250,044       9,396     3.76      245,389     10,529   4.29     215,984       8,303     3.84

  Other Short-Term Borrowings
    & Repurchase Agreements           11,065         588     5.31        7,538        435   5.77      11,547         611     5.29
   Notes Payable - FHLB               30,291       1,424     4.70       18,227      1,127   6.18       7,135         355     4.98

    Total Interest-Bearing
      Liabilities                    291,400     $11,408     3.91%     271,154    $12,091   4.45%    234,666      $9,269     3.95%

Demand Deposits                       26,756                            26,972                        23,375

Other Liabilities                      1,959                             1,485                         1,359

Total Liabilities                    320,115                           299,611                       259,400

Stockholders' Equity                  34,532                            32,017                        31,462

    Total Liabilities and
      Stockholders' Equity          $354,647                          $331,628                      $290,862


<F1> Includes available for sale securities, investment securities, Federal
     Home Loan Bank stock and Federal Reserve Bank stock at amortized cost.

<F2> Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 8.50% for 2001 and 9.00% for 2000 and 1999 (less Federal tax effect) for all periods presented.

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

     (Cont'd)

                                              2001       2000      1999

Average yield on interest-
  earning assets*                             7.46%      7.84%     7.59%

Average effective rate paid
  on interest-bearing liabilities             3.91%      4.45%     3.95%

Spread between interest-earning
  assets and interest-bearing
  liabilities*                                3.55%      3.39%     3.64%

Net interest income* (in thousands)        $13,458    $12,460   $11,410

Net interest margin*                          4.04%      3.98%     4.19%

*On a fully taxable equivalent basis.

1. C. Rate Volume Analysis
     The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):



                                       2001 Compared to 2000            2000 Compared to 1999
                                   Increase (decrease) due to:<F1>   Increase (decrease) due to:<F1>
                                   Volume     Rate      Total         Volume      Rate      Total

Interest Earned on:
  Loans                            $940     ($522)     $418         $2,396       $155    $2,551
  Taxable Securities                (25)      (25)      (50)           792        422     1,214
  Non-Taxable Securities<F2>        112       (78)       34            272        (49)      223
  Federal Funds Sold                198      (295)      (97)          (305)       205      (100)
  Interest-Bearing Balances
    with Banks                       15        (5)       10            (36)        20       (16)

    Total                         1,240      (925)      315          3,119        753     3,872

Interest Paid on:
  Deposits                          204    (1,337)   (1,133)         1,202      1,024     2,226
  Short-Term Borrowings & Repos     184       (31)      153           (238)        62      (176)
  Notes Payable - FHLB              466      (169)      297            668        104       772

    Total                           854    (1,537)     (683)         1,632      1,190     2,822

Net Interest Differential<F2>      $386      $612      $998         $1,487      ($437)   $1,050


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



1. C. Interest Rate Sensitivity Analysis



                                                               Maturity/Repricing Period at December 31, 2001

                                                         After 3 Mo.         After One
                                     Within              But Within          But Within           After
(in thousands)                       3 Months            1 Year              Five Years           Five Years          Total

 Rate sensitive assets(RSA):
   Securities<F1>                    $33,889             $23,029             $ 42,018             $ 33,333            $132,269
   Loans, net of unearned discount    43,466              21,613               62,697               67,173             194,949
   Cash & Cash Equivalents             8,517                   0                    0                    0               8,517

 Total rate sensitive assets         $85,872             $44,642             $104,715             $100,506            $335,735

 Rate sensitive liabilities(RSL):
   Savings, NOW & MMDA accounts      $46,062                  $0                   $0             $ 84,249            $130,311
   Time deposits                      26,230              62,919               31,664                    0             120,813
   Borrowings                         16,519                 280                9,572               18,247              44,618

 Total rate sensitive liabilities    $88,811             $63,199             $ 41,236             $102,496            $295,742


<F1> Includes securities available for sale and investment securities at amortized cost and FHLB and FRB stock at cost.



GAP (RSA - RSL)                          ($2,939)  ($18,557) $63,479  ($1,990)
CUMULATIVE GAP (RSA - RSL)                (2,939)   (21,496)  41,983   39,993

RSA divided by RSL                          96.7%      70.6%   253.9%    98.1%
RSA divided by RSL - Cumulative             96.7       85.9    121.7    113.5

GAP divided by equity                       (8.5)     (53.6)   183.2     (5.7)
GAP divided by equity - Cumulative          (8.5)     (62.0)   121.2    115.4

RSA divided by total assets                 23.9       12.4     29.1     27.9
RSA divided by total assets - Cumulative    23.9       36.3     65.3     93.3

RSL divided by total assets                 24.7       17.6     11.5     28.5
RSL divided by total assets - Cumulative    24.7       42.2     53.7     82.2

GAP divided by total assets                 (0.8)      (5.2)    17.6     (0.6)
GAP divided by total assets - Cumulative    (0.8)      (6.0)    11.7     11.1

CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was (6.0)% of assets at December 31, 2001. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the Board of Directors and senior management, is responsible for managing the Company's rate sensitivity position.

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

The Company has identified a portion of its savings deposits as being rate sensitive based on prior years' historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest income based on an immediate and sustained shift in interest rates of +/- 200 bp. At December 31, 2001 the net annualized interest income exposure, based on a -200bp rate change was an decrease of approximately $1,235,000.

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

II. Securities Portfolio

A. The carrying amounts of the Company's securities as of December 31 are summarized below:
      (in thousands)



       Securities Available for Sale:                        2001           2000        1999
          Debt Securities:
          U.S. Treasury and other U.S. Government Agencies   $ 86,855       $ 80,566    $77,966
          State and Political Subdivisions                     23,035         16,516     12,863
          Corporate securities                                  9,184          9,606      2,970

             Total Debt Securities Available for Sale         119,074        106,688     93,799
          Equity Securities:
          Corporate securities                                  1,175            157         50

             Total Equity Securities Available for Sale         1,175            157         50

               Total Securities Available for Sale           $120,249       $106,845    $93,849

       Investment Securities:

          Obligations of U.S. Government Agencies                 $42         $1,693     $2,269
          State and Political Subdivisions                      7,913         11,960     11,174
          Corporate securities                                  2,000          2,000          0

             Total                                             $9,955        $15,653    $13,443

       Investments Required By Law:

          Federal Reserve Bank stock                             $692           $692       $692
          Federal Home Loan Bank stock                          2,161          1,577      1,296

             Total                                             $2,853         $2,269     $1,988


B. Maturity Distribution of the Company's securities as of December 31, 2001: (in thousands)



                                                                           Maturing

                                           Within             After One But       After Five But             After
                                          One Year          Within Five Years    Within Ten Years          Ten Years

Debt Securities Available for Sale  Amount       Yield<F1>  Amount    Yield<F1> Amount     Yield<F1>  Amount       Yield<F1>

U.S. Treasury and other
  U.S. Gov't Agencies              $1,059        6.46%      $17,313   4.87%     $14,107    5.86%      $54,376      6.14%

State and Political Subdivisions      582        8.64         1,333   8.12        7,404    7.53        13,716      7.42

Corporate securities                  516        8.09         1,032   5.98          966    7.97         6,670      3.61

    Total<F2>                      $2,157        7.43%      $19,678   5.14%     $22,477    6.49%      $74,762      6.15%


<F1> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal(other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F2> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2001.





                                                                     Maturing

                                       Within           After One But        After Five But           After
                                      One Year        Within Five Years     Within Ten Years        Ten Years

Investment Securities             Amount   Yield<F1>   Amount   Yield<F1>   Amount  Yield<F1>    Amount   Yield<F1>

U.S. Government Agencies          $    0   0.00%       $   42   7.50%       $    0  0.00%        $    0   0.00%

State and Political Subdivisions   2,344   7.72         2,828   8.67         2,128  7.96            613   7.90

Corporate securities                   0   0.00             0   0.00             0  0.00          2,000   7.42
    Total<F2>                     $2,344   7.72%       $2,870   8.65%       $2,128  7.96%        $2,613   7.53%


<F1> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal(other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F2> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2001.



Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The weighted average dividend on these stocks as of December 31, 2001 was 4.81%.

III. Loan Portfolio



A. Types of Loans                          2001                2000                1999              1998              1997

December 31 (in thousands)          Balance    %<F1>    Balance    %<F1>    Balance   %<F1>   Balance    %<F1>   Balance   %<F1>

Residential Real Estate Loans<F2>   $ 85,977    40.6%   $ 88,517    44.0%   $ 90,780   49.4%  $ 46,423    35.1%  $ 46,750   36.4 %
Commercial and Commercial
  Real Estate                         48,979    23.1      44,790    22.3      37,868   20.6     35,877    27.2     37,265   29.0
Consumer Loans                        76,727    36.3      67,756    33.7      55,137   30.0     49,727    37.7     44,537   34.6

    Total                            211,683   100.0%    201,063   100.0%    183,785  100.0%   132,027   100.0%   128,552  100.0 %

Less: Allowance for loan losses        2,506               2,750               2,697             1,580              1,492
      Unearned Income                 16,734              14,473              11,372            10,190              9,414

    Total                           $192,443            $183,840            $169,716          $120,257           $117,646


<F1> % represents the percentage of loans in the category to total loans.

<F2> At December 31, 1997 through December 31, 2001, the subsidiary Bank did not have any construction loans in the loan portfolio.



B. Maturities and Sensitivity of Loans to Changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 2001, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:



                                                   After One
                                  One Year         But Within    After
(in thousands)                    or Less<F1><F2>  Five Years    Five Years       Total

    Commercial and Commercial
      Real Estate                 $34,351          $12,831       $1,797           $48,979


<F1> Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.

<F2> Includes floating rate loans of $21,312 that reprice at least quarterly.



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



     (in thousands)                             2001       2000      1999       1998      1997

   Loans on a non-accrual basis                 $374       $  936    $1,507     $280      $283

   Loans past due 90 days or more                159          210       108      249        88

   Restructured loans                              0            0         0        0         0

     Total non-performing loans                 $533       $1,146    $1,615     $529      $371

   Total non-performing loans as a percent
     of total loans - net of unearned income     0.3%         0.6%      0.9%     0.4%      0.3%


For loans on a non-accrual basis, loans past due 90 days or more and restructured loans the difference between the interest collected and recognized as income and the amounts which would have been accrued was not significant for the years 1997 through 2001.

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

III. Loan Portfolio
     (cont'd)

C. Risk Elements
2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $4.7 million at December 31, 2001 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 2002.

3. Foreign Outstandings - None

4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the Counties of Fulton and Saratoga and, therefore, there are substantial concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through prudent underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 2001, the only concentration of loans that existed within the Bank's portfolio, other than the geographic concentration referred to above, were loans to the leather and leather related industries. Loans to this customer segment were $5.3 million, which represented 2.5% of the gross loans outstanding at December 31, 2001. Commitments to this segment were $4.2 million, which represented 14.4% of the total commitments outstanding at December 31, 2001.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.



Years Ended December 31,                           2001        2000        1999       1998        1997

(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)                   $194,949    $186,590    $172,413   $121,837    $119,138

Average loans outstanding during the year
  (less average unearned income)                   $193,121    $181,186    $152,974   $121,252    $112,785

Balance of allowance at beginning of year          $  2,750    $  2,697    $  1,580   $  1,492    $  1,620

Loans charged off:
  Commercial and Commercial Real Estate                (435)        (40)        (30)       (17)       (230)
  Real Estate                                             0           0        (105)        (8)        (41)
  Consumer                                             (561)       (199)       (146)      (124)       (133)

    Total loans charged off                            (996)       (239)       (281)      (149)       (404)

Recoveries of loans previously charged off:

  Commercial and Commercial Real Estate                  12          12           1          0           1
  Real Estate                                            33          26          28          0           0
  Consumer                                              182          35          22         17          20

    Total Recoveries                                    227          73          51         17          21

Net loans charged off                                  (769)       (166)       (230)      (132)       (383)

Acquisition-related allowance                             0           0       1,167          0           0

Additions to allowance charged
  to operating expense                                  525         219         180        220         255

    Balance of allowance at end of year            $  2,506    $  2,750    $  2,697   $  1,580    $  1,492

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                       0.40%       0.09%       0.15%      0.11%       0.34%

Net charge-offs as percent of allowance at
  beginning of year.                                  27.96%       6.15%       14.5%      8.85%      23.64%

Allowance as percent of loans outstanding
  at end of year (less unearned income)                1.29%       1.47%       1.56%      1.30%       1.25%


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

During 2001, the subsidiary Bank made a provision to its allowance for loan losses in the amount of $525,000. The subsidiary Bank's allowance for loan losses at December 31, 2001 totaled $2,506,000 or 1.29% of total loans, net of unearned income. Net charge offs for 2001 totaled $769,000. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 2002. At year-end 2001, there were $374,000 of loans in a non-accrual status. At December 31, 2001, $40,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Although management of the Company believes that the allowance is adequate to provide for inherent risk of loss, there can be no assurance that the Company will not sustain losses in any given period which could be substantial.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:



                                    2001               2000                1999

                              Average            Average            Average
(in thousands)                Balance    Rate    Balance    Rate    Balance      Rate

Demand Deposits               $26,756            $ 26,972           $ 23,375

Regular Savings, NOW, and
  Money Market                113,416    2.19%   107,957    2.58%     97,333     2.33%

Certificates of Deposit and
  Other Time Deposits         136,628    5.06%   137,432    5.64%    118,651     5.08%

    Total                    $276,800            $272,361           $239,359


B. There were no foreign deposits in domestic offices at December 31, 2001, 2000 and 1999.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 2001. (in thousands) Maturing in:

       Three months or less                   $16,505
       Over three months through six months     4,438
       Over six months through twelve months    7,933
       Over twelve months                       5,185

D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.

VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                              2001    2000    1999
   Percentage of net income to:
    Average total assets                       1.14%   1.12%   1.13%
    Average total stockholders' equity        11.68   11.57   10.49

  Percentage of cash dividends paid
    to net income                             37.70   39.84   42.92

  Percentage of average stockholders' equity
    to average total assets                    9.74    9.65   10.82

ITEM 2. Properties

The Bank's main office building is owned by the Company. In addition, the Company owns property located at 52 N. Main Street and 185 Fifth Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York, 4178 State Highway 30, Amsterdam, New York and 295 Broadway, Saratoga Springs, New York. All properties are currently used for branch offices and are considered to be adequate in meeting current and projected customer and subsidiary Bank needs. The Insurance Agency leases property at 7 Church Street, Gloversville, New York.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table sets forth selected information about the executive officers of the Company.


Name, Age               Office and Position with the Company or the Subsidiary Bank     Officer Since

Ronald J. Bradt, 58     Senior Vice President, Bank                                     1974

George E. Doherty, 45   Vice President, Bank                                            1983

Michael J. Frank, 55    Vice President and Comptroller, Bank                            1990
                        Treasurer, Company

David W. McGrattan, 61  Senior Vice President, Bank                                     1988

George A. Morgan, 59    Executive Vice President, Cashier and Trust Officer, Bank       1974
                        Vice President & Secretary, Company

William N. Smith, 61    Chairman of the Board, President and Chief Executive Officer,   1974
                        Bank & Company


Each of the executive officers of the Company have been principally employed as an officer of the Company or the subsidiary Bank for the past five years.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders
Matters

The information set forth under the heading "Market and Dividend Information" on page 36 of the registrant's 2001 Annual Report is incorporated herein by reference. Over-the-counter quotations reflect inter-dealer prices and may not necessarily represent actual transactions. The Company increased its dividend in 2001 for the thirty-fifth consecutive year and anticipates paying comparable dividends in the future. Information regarding restrictions on dividend payments can be found on page 19 of the registrant's 2001 Annual Report under "Notes to Consolidated Financial Statements - Dividend Restrictions".

ITEM 6. Selected Financial Data

The information set forth under the heading "Five Year Financial Summary" on page 13 of the registrant's 2001 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Financial Review" on pages 6 through 12 of the registrant's 2001 Annual Report is incorporated herein by reference.

Liquidity

Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section page 10 of Company's 2001 Annual Report for additional discussion on liquidity.

The Company, on average, during 2001 had $7.3 million of its assets invested in federal funds sold.

Capital

At December 31, 2001, stockholders' equity was $34.6 million, which represents an increase of $0.7 million, or 1.9% over 2000. This follows an increase of $2.7 million, or 8.7% over 1999. The increases from 2000 to 2001 and 1999 to 2000 were primarily due to a combination of net retained earnings and net unrealized gains in market value of the available for sale securities, less net treasury stock purchases.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 2001. The Company's risk-based capital ratio was 16.0% and 16.8% at December 31, 2001 and 2000, respectively. Dividends per share declared in 2001 were $0.66 as compared to $0.62 in 2000 and $0.59 in 1999 after adjusting for the 3 for 2 stock split declared in July 1999.

See "Financial Review" section page 10 of Company's 2001 Annual Report for additional discussion on capital.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 supercedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interests method of accounting. The Statement did not change many of the provisions of APB No. 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement is effective for business combinations initiated after June 30, 2001.

Statement No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. Statement No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of Statement No. 142 are required to be adopted starting with fiscal years beginning after December 15, 2001. Therefore, the Company adopted the Statement on January 1, 2002, the beginning of its next fiscal year. For any goodwill and other intangibles acquired after June 30, 2001, the non-amortization and amortization provisions of this Statement are effective immediately. The Company will perform the first of the required impairment tests of goodwill during the quarter ending March 31, 2002. Based on management's initial evaluation, the Company does not anticipate that any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

At December 31, 2001, the Company had goodwill of approximately $4.3 million and had amortization expense related to goodwill of approximately $0.3 million, or $.15 per diluted share for the fiscal year ended December 31, 2001. It is anticipated that the adoption of Statement No. 142 will have an effect on the Company's results of operations since the implementation of the new standard will reduce expected non-interest expense by approximately $0.3 million and increase earnings per diluted share by approximately $.15 per share for 2002.

The Company adopted the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Statement No. 133, as amended by Statement No. 137 and Statement No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of January 1, 2001 and during the year of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133, as amended, did not have any effect on the Company's consolidated financial statements.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated financial statements. Included in Note 1 to the consolidated financial statements contained in the Company's 2001 Annual Report is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the consolidated financial statements.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading "Financial Review - Market Risk" pages 11 and 12 of the registrant's 2001 Annual Report is incorporated herein by reference. Also, the information reported on page 6 of this report is incorporated by reference.

ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 14 through 35 of the registrant's 2001 Annual Report is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant Election of
Directors

The by-laws of the Company provide that the Board of Directors shall consist of not less than five nor more than 25 members, and that the total number of directors may be fixed by action of the Board of Directors or the shareholders. The by-laws further provide that the directors shall be divided into three (3) classes as nearly equal in number as possible, known as Class 1, consisting of not more than eight (8) directors; Class 2, consisting of not more than eight (8) directors; and Class 3, consisting of not more than nine (9) directors. Such classes became effective after the first annual meeting of shareholders in 1989. Each class holds office for a term of three years, but only one class comes up for election each year. Each director shall serve until his successor shall have been elected and shall qualify, even though his term of office as herein provided has otherwise expired, except in the event of his earlier resignation, removal, or disqualification.

The twelve persons listed below are currently directors of the Company. Except as noted below, all of the directors have held the same or another executive position with the same employer during the past five years.



                                          Principal Occupation                                          Director of the
Name, Age                                 for Past Five Years                                 Class     Company Since

John C. Miller, 71                        President, John C. Miller, Inc.                     2         1988
                                          Automobile Dealer




                                          Principal Occupation                                          Director of the
Name, Age                                 for Past Five Years                                 Class     Company Since

Frank E. Perrella, 74                     President, Sira Corp.                               2         1988
                                          Consultant

Robert L. Maider, 70                      Attorney-at-Law, Maider & Smith                     2         1988

William N. Smith, 61                      Chairman of the Board, President                    1         1988
                                          and Chief Executive Officer
                                          of the Company and the Bank

George A. Morgan, 59                      Vice President & Secretary                          3         1991
                                          of the Company and Executive Vice President,
                                          Cashier & Trust Officer of the Bank

Brian K. Hanaburgh, 52                    Owner                                               1         1994
                                          D/B/A McDonald's Restaurants
                                          Fast Food Restaurants

Clark D. Subik, 47                        President, Superb Leather, Inc.                     3         1995
                                          Leather Merchandiser

Deborah H. Rose, 51                       Retired Vice President, Hathaway Agency, Inc.       3         1996
                                          General Insurance

Theodore E. Hoye, III, 53                 President, First Credit Corporation                 3         1998
                                          Financing and Insuring of Manufactured Housing

Timothy E. Delaney, 39                    President, Delaney Construction Corporation         2         1999
                                          Heavy/Highway Construction

Richard D. Ruby, 53                       President, Ruby & Quiri, Inc.                       1         1999
                                          Home Furnishings Retailer


Management is not aware of any family relationships between the above named directors.

The Board of Directors of the Company does not have a standing nominating committee. This function is performed by the Company's Executive Executive Committee which met three times during 2001. Its members are Messrs. Smith, Chairman; Hoye, Morgan and Ms. Rose, and in addition, up to two other members of the Board may serve as rotating members on a monthly basis. The Executive Committee reviews and recommends to the full Board of Directors, nominees for election or re-election as directors. The Executive Committee will consider the names of individuals recommended by shareholders for nomination to be directors of the Company. Persons wishing to recommend individuals for consideration should send such recommendations to the Secretary of the Company.

The Board of Directors of the Company met eight times during 2001. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members, except for Mr. Delaney and Mr. Maider.

The subsidiary Bank does not have a standing nominating committee. This function is performed by the Executive and Discount Committee. The Executive and Discount Committee, in addition to matters pertaining to loans and discounts, exercises, when the Board is not in session, all other powers of the Board which may be delegated. The Committee met 36 times during 2001 and these functions were discussed at various times during these meetings. Its permanent members are Messrs. Hoye, Morgan and Smith and Ms. Rose, in addition up to two other members of the subsidiary Bank Board may serve as rotating members on a monthly basis.

The Board of Directors of the subsidiary Bank had 14 meetings during 2001. All members attended at least 75% of the aggregate number of meetings of the Board of Directors and committees of the Board of which they are members, except for Mr. Delaney.

The Compensation Committee of the Board of Directors of the subsidiary Bank functions as the Standing compensation committee of the Board of Directors of the Company. The Committee met twice in 2001. Its members are Messrs. Perrella, Chairman; Hanaburgh and Miller. The Committee reviews the salaries and other forms of compensation of the key executive officers of the Company and the subsidiary Bank, reviews salary policies and general salary administration throughout the subsidiary Bank and recommends to the Board of Directors profit sharing contributions to be made to the employee profit sharing plan.

The subsidiary Bank has a trust investment committee that met twelve times during 2001. Its members are Messrs. Morgan, Chairman; Smith, Ruby, Miller and Maider. The committee reviews the investments made by the trust department and other actions taken on a monthly basis.

The Company and the subsidiary Bank have a standing audit committee. Their members are Company and subsidiary Bank directors; Ms. Rose, Chairwoman; Delaney, Hanaburgh and Subik. The Committee met seven times in 2001. The responsibilities of the Audit Committee include recommending the appointment of and overseeing a firm of independent auditors whose duty it is to audit the books and records of the Company and its subsidiaries for the fiscal year for which they are appointed, monitoring and analyzing the results of internal and regulatory examinations, and monitoring the Company's and its subsidiaries' financial and accounting organization and financial reporting.

Executive Officers of the Registrant

The following table sets forth selected information about the executive officers of the Company.



Name, Age                Office and Position with the Company or the Subsidiary Bank        Officer Since

Ronald J. Bradt, 58      Senior Vice President, Bank                                        1974

George E. Doherty, 45    Vice President, Bank                                               1983

Michael J. Frank, 55     Vice President and Comptroller, Bank                               1990
                         Treasurer, Company

David W. McGrattan, 61   Senior Vice President, Bank                                        1988

George A. Morgan, 59     Executive Vice President, Cashier and Trust Officer, Bank          1974
                         Vice President & Secretary, Company

William N. Smith, 61     Chairman of the Board, President and Chief Executive Officer,      1974
                         Bank & Company


Each of the executive officers of the Company have been principally employed as an officer of the Company or the subsidiary Bank for the past five years.

ITEM 11. Executive Compensation

Remuneration of Directors and Officers

At present, directors of the Company are not compensated in any way for their services. The Board of Directors of the subsidiary Bank are the same individuals who are directors of the Company. Directors of the subsidiary Bank are compensated for all services as directors as follows:

     For attending regular and special meetings of the Board; $700 for each meeting. For service as regular members of the Executive and Discount Committee, except salaried officers; $11,700 per annum, payable quarterly. For service as special members of the Executive and Discount Committee; $900 for the month of service. For service as members of the Trust Investment Committee, except salaried officers, $3,600 per annum, payable quarterly. For service as members of the Examining Committee; $300 for each meeting attended. In addition to the foregoing, the Chairman of the Examining Committee received an annual fee of $700, payable quarterly. For service as members of the Compensation Committee, except for salaried officers; $300 for each meeting attended. Total directors' fees during 2001 amounted to $220,455. At present, officers of the Company are not compensated in any way for their services. The following summary compensation table shows the annual and long-term compensation for the last three years for the subsidiary Bank's chief executive officer and executive vice president, the only officers whose total salary and bonus exceeded $100,000 in 2001.



                                              Summary Compensation Table

                                                              Long Term
                                        Annual Compensation   Compensation
                                                              Securities
                                                              Underlying    All Other
Name and Principal Position     Year    Salary     Bonus      Options #     Compensation <F1>

William N. Smith, Chairman
  of the Board, President and   2001    $215,500   $31,240    10,000       $17,705
  Chief Executive Officer of    2000     202,520    22,765         0        15,374
  the Company and the           1999     193,350    17,360    39,900        14,110
  subsidiary Bank

George A. Morgan, Vice          2001    $146,800   $19,520     6,700       $12,112
  President and Secretary       2000     138,165    16,191         0        10,397
  of the Company and Executive  1999     132,350    12,420    26,700         9,707
  Vice President, Cashier
  and Trust Officer of the
  subsidiary Bank


<F1> The amounts shown in this column for the most recently completed fiscal year were derived from the following figures: (a) contributions by the Company to its profit-sharing plan: Mr. Smith, $16,467: and Mr. Morgan, $11,428, and (b) the economic benefit of life insurance coverage provided for the executive officers: for the benefit of Mr. Smith, $1,238: for the benefit of Mr. Morgan, $684.



The following table provides information on grants of stock options in 2001 to the named executives.



                                                  Option Grants In Last Fiscal Year

                      Number of          Percent of
                      Securities         Total Options
                      Underlying         Granted to          Exercise                       Grant Date
                      Options            Employees in        or Base       Expiration       Present
Name                  Granted (#)        Fiscal Year         Price ($/Sh)  Date             Value ($)<F1>

William N. Smith      10,000             27.89%              $32.50        06/26/11         $66,000

George A. Morgan       6,700             18.69%              $32.50        06/26/11         $44,220


<F1> The grant date present value is estimated by using the Black-Scholes option pricing model with the following weighted assumptions: the expected life of the options was estimated to be five years, dividend yield of 2.11%, expected volatility 18.8%, and risk free interest rate of 4.81%. Based on the above assumptions, the Company has estimated that the per share value of the options granted was $6.60.



The following table sets forth the options exercised in 2001 and the December 31, 2001 unexercised value of both vested and unvested options for the named executives.



                               Aggregated Option Exercises in 2001 and Year-End Option Values

                                                                                    Value of
                                                             Number of Securities   Unexercised
                                                             Underlying             In-the-Money
                                                             Unexercised Options    Options
                                                             at 12/31/01 (#)        at 12/31/01 ($)
                             Shares
                             Acquired on       Value         Exercisable/           Exercisable/
Name                         Exercise (#)      Realized ($)  Unexercisable          Unexercisable (1)

William N. Smith             14,120            $167,922      70,780/10,000          $309,705/$0

George A. Morgan             11,584            $142,564      45,116/6,700           $194,140/$0


<F1> Value is based on the difference between the fair market value of the securities underlying the options and the exercise price of the options at December 31, 2001. The actual amount, if any, realized upon the exercise of stock options will depend upon the market value of the Company's common stock relative to the exercise price per share of the optioned stock at the time the stock option is exercised.



                           Employment Arrangements

The Company and the subsidiary Bank have entered into agreements with William
N. Smith and George A. Morgan which provide that if a "change of control" of the Company or the subsidiary Bank should occur, Mr. Smith and Mr. Morgan will be entitled to continued employment by the Company and the subsidiary Bank for a minimum of five years following the "change of control" with the same position and duties held at the time of a "change of control" and at salaries which are no less than those in effect at the time the "change of control" occurs. If, within five years of a "change of control", the Company or the subsidiary Bank should terminate Mr. Smith's or Mr. Morgan's employment for reasons other than "cause" or disability or if Mr. Smith or Mr. Morgan should resign for "good reason" he would be entitled to a lump sum termination payment equal to three times his annual compensation plus, if applicable, a grossed up amount so that the after tax amount is equal to any excise tax imposed on such termination payment pursuant to Internal Revenue Code Section 4999. The lump sum payments to the executives under these agreements in the event of a change in control, as defined in the agreements, and termination of the executive's employment, would be as follows: Mr. Smith $761,640; and Mr. Morgan $500,640.

                        Compensation Pursuant To Plans

Retirement Plan

The following table shows the estimated annual benefits payable upon retirement under the pension plans of the subsidiary Bank based on specific compensation and years of service classifications.

           Estimated Annual Benefits For Years Of Service Indicated

Highest 5-Year Average   20 Years   30 Years    40 Years
Base Compensation        Service    Service     Service

   $ 25,000              $  6,300   $  9,450    $ 12,588
     50,000                13,853     20,780      27,368
     75,000                22,603     33,905      44,243
    100,000                31,353     47,030      61,118
    125,000                40,103     60,155      77,993
    150,000                48,853     73,280      94,868
    175,000                57,603     86,405     111,743
    200,000                66,353     99,530     128,618
    225,000                75,103    112,655     145,493
    250,000                83,853    125,780     162,368
    275,000                92,603    138,905     179,243
    300,000               101,353    152,030     196,118

The subsidiary Bank has a non-contributory defined benefit Retirement Plan by participation in the New York State Bankers Retirement System. This Plan covers all employees of the Bank age 21 years, and less than 65 years, with more than one year of service who complete 1,000 or more hours of service during the year. Benefits are based on the number of years of service and salary at retirement. An employee becomes fully vested in the Plan after five years of service. The amount of contributions, payment, or accrual in respect to a specified person, is not and cannot readily be separately or individually calculated by the actuaries of the Plan. During 2001, the aggregate amount expensed for retirement contributions to the Plan equaled approximately 2.26% of the total covered remuneration paid to participants in the Plan. In addition, the subsidiary Bank has entered into an agreement with William N. Smith whereby the subsidiary Bank has agreed to pay Mr. Smith a supplemental retirement benefit equivalent to the excess of the benefit he would receive under the Plan if the compensation limitations provided by
Section 401(a) (17) of the Internal Revenue Code did not exist over his Plan benefit. The Agreement also provides that, for purposes of computing the supplemental benefit payable to Mr. Smith, he will receive credit for an additional ten years of service beyond his actual service with the subsidiary Bank and the Company. Mr. Smith's supplemental retirement benefit under this Agreement is only payable on his termination of employment on or after his normal retirement date, his earlier death or disability or if his employment terminates within four years of a change in control of the Company or the subsidiary Bank. The subsidiary Bank has purchased a life insurance policy on Mr. Smith's life so that it will have funds available to satisfy its obligations under this Agreement. This life insurance is held in a so-called "Rabbi" trust but is available to the creditors of the subsidiary Bank. Under the Plan, as supplemented by the Agreement, each participant who retires at age 65 is entitled to receive an annual retirement income for life equal to 1.75% of the average of the highest consecutive five years of compensation during his or her career (average compensation) times creditable service up to 35 years, plus 1.25% of the average compensation times creditable service in excess of 35 years (up to five such years), less .49% of the final three year average compensation (limited to covered compensation, which is defined as the average of the individual's last 35 years of taxable social security wage base) times creditable service up to 35 years. Estimated annual benefits to individual employees for the years of service indicated, exclusive of social security benefits, are shown in the preceding table. (The Plan and the Agreement contain provisions for optional benefits of equivalent actuarial value which may be elected by the employee). As of December 31, 2001, William
N. Smith had 26 years of credited service with the subsidiary Bank and George
A. Morgan had 34 years.

Profit Sharing Plan

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

Director Fees Plan

The subsidiary Bank has a deferred fees plan for directors. This plan allows directors the election to defer the receipt of meeting fees to a future date. Deferred fees are credited, together with interest accruing thereon, to a separate liability account. Interest is credited annually at a rate of twenty-five basis points above the six month Treasury Bill average discounted rate for the year. The balance of any account is payable to the director, or to his designated beneficiaries, in a lump sum or in up to ten annual installments, at the election of the director. Payments begin on a date specified by the director or upon his termination as a director of the subsidiary Bank, whichever is applicable.

Stock Option Plan

The Company has a Stock Option Plan, approved by shareholders on October 20, 1998, that provides for the award of both incentive stock options and nonqualified stock options to executive officers and key employees of the Company. The Stock Option Plan is administered by the Compensation Committee of the Company's Board of Directors. Options to acquire the Company's common stock awarded under the Stock Option Plan may be exercised for periods of up to 10 years from the date of the grant. No shares of the Company's common stock remain available for the award of options under the Stock Option Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Principal Beneficial Owners Common Stock

As of December 31, 2001, the Trust Department of the Bank held, in various fiduciary capacities, 11,000 shares of the Company's common stock as co-trustee and 12,250 shares of the Company's common stock as sole trustee. Management does not exercise voting power over these shares. These holdings represent 1.02% of the total shares outstanding as of December 31, 2001.

The following table sets forth, as of December 31, 2001, the amount and percentage of the common stock of the Company beneficially owned by each director and by all directors and principal officers as a group.

Name of Individual or     Shares of Company Common          Percent of
Identity of Group         Stock Owned                       Class

Robert L. Maider          16,830 (1)                        0.74

John C. Miller            75,000                            3.29

George A. Morgan          46,700 (2)                        2.01

Frank E. Perrella         52,076 (3)                        2.29

William N. Smith          74,900 (4)                        3.19

Brian K. Hanaburgh         2,317 (5)                        0.10

Clark D. Subik             7,639 (6)                        0.34

Deborah H. Rose            7,099 (7)                        0.31

Theodore E. Hoye, III     11,449 (8)                        0.50

Timothy E. Delaney         8,895 (9)                        0.39

Richard D. Ruby            4,822 (10)                       0.21

All Directors and Principal Officers
of the Company as a Group (12 persons)               318,051 (11)         13.25

Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

(1) Includes 1,077 shares owned individually by his spouse.

(2) Includes 45,116 shares issuable upon the exercise of exercisable stock options.

(3) Includes 51,000 shares owned individually by his spouse and 600 shares owned by his spouse as custodian..

(4) Includes 70,780 shares issuable upon the exercise of exercisable stock options.

(5) Includes 813 shares owned individually by his spouse.

(6) Includes 1,005 shares owned jointly with his spouse.

(7) Includes 502 shares owned jointly with her spouse.

(8) Includes 6,634 shares in the name of First Credit Corporation and 4,140 shares in a Money Purchase and Profit Sharing Plan.

(9) Includes 1,710 shares issuable upon the exercise of exercisable stock options.

(10) Includes 1,710 shares issuable upon the exercise of exercisable stock options.

(11) Includes 126,066 shares issuable upon the exercise of exercisable stock options.

ITEM 13. Certain Relationships and Related Transactions

Incorporated by reference "Related Party Transactions" on page 16 of the proxy statement.

PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated herein by reference:

Independent Auditors' Report
Financial Statements (Consolidated)
Statements of Condition - December 31, 2001 and 2000
Statements of Income - Years ended December 31, 2001, 2000 and 1999 Statements of Changes in Stockholders' Equity - Years ended December 31, 2001, 2000, and 1999
Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999 Notes to Consolidated Financial Statements

(All financial statement schedules for the registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

The following are the exhibits:



Exhibit No.     Exhibit                                                                   Location

3.1             Restated Certificate of Incorporation of CNB Bancorp, Inc.                (1)
                (incorporated by reference)
3.2             Bylaws of CNB Bancorp, Inc. (incorporated by reference)                   (2)

                Material contracts:

10.1            Agreement for Supplemental Retirement Benefits for William N. Smith
10.2            Stock Option Plan (incorporated by reference)                             (3)
10.3            Change of Control Agreement with William N. Smith
10.4            Change of Control Agreement with George A. Morgan

13.             Annual Report to Security Holders

21.             Subsidiaries of the Registrant

23.             Consent of Independent Certified Public Accountants


Location

(1) Exhibit incorporated by reference to the current report on Form 8-K filed by the Company with the SEC on August 10, 2001.

(2) Exhibit incorporated by reference to the current report on Form 10-K filed by the Company with the SEC on March 31, 1996.

(3) Exhibit incorporated by reference to the current report on Form 14-A filed by the Company with the SEC on September 18, 1998.

EXHIBIT INDEX

Reg. S - K

Exhibit Number  Description

3.1             Restated Certificate of Incorporation of CNB Bancorp, Inc.
3.2             Bylaws of CNB Bancorp, Inc.

                Material contracts:
10.1            Agreement for Supplemental Retirement Benefits for
                  William N. Smith
10.2            Stock Option Plan
10.3            Change of Control Agreement with William N. Smith
10.4            Change of Control Agreement with George A. Morgan

13.             Annual Report to Security Holders

21.             Subsidiaries of the Registrant

23.             Consent of Independent Certified Public Accountants

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CNB Bancorp, Inc.

                       By: /s/ William N. Smith
                       __________________________________________________
                       William N. Smith, Chairman of the Board, President and Chief Executive Officer
                       (chief executive officer)

                       By: /s/ George A. Morgan
                       __________________________________________________
                       George A. Morgan, Vice President and Secretary (principal financial and accounting officer)

Dated: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title                           Date

By /s/ John C. Miller        Director                        March 25, 2002
___________________________
John C. Miller


By /s/ Frank E. Perrella     Director                        March 25, 2002
___________________________
Frank E. Perrella


By /s/ Robert L. Maider      Director                        March 25, 2002
___________________________
Robert L. Maider


By /s/ William N. Smith      Chairman of the Board,          March 25, 2002
___________________________  President and Chief Executive
William N. Smith             Officer (chief executive
                             officer)

By /s/ George A. Morgan      Vice President and Secretary    March 25, 2002
___________________________  (principal financial and
George A. Morgan             accounting officer) and
                             Director


By /s/ Brian K. Hanaburgh    Director                        March 25, 2002
___________________________
Brian K. Hanaburgh


By /s/ Clark D. Subik        Director                        March 25, 2002
___________________________
Clark D. Subik


By /s/ Deborah H. Rose       Director                        March 25, 2002
___________________________
Deborah H. Rose


By /s/ Theodore E. Hoye III  Director                        March 25, 2002
___________________________
Theodore E. Hoye III


By /s/ Timothy E. Delaney    Director                        March 25, 2002
___________________________
Timothy E. Delaney


By /s/ Richard D. Ruby       Director                        March 25, 2002
___________________________
Richard D. Ruby