Form 10-Q
period 2002-03-31
CNB BANCORP INC /NY/
filed 2002-05-13
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter ended March 31, 2002   Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                         Number of Shares Outstanding
Class of Common Stock                        as of May 10, 2002
  $2.50 par value                                 2,267,509

                              CNB BANCORP, INC.
                                    INDEX

                                                                      Page No.

PART I  FINANCIAL INFORMATION

Item 1  Consolidated interim financial statements (unaudited):

        Consolidated statements of income for the three months
        ended March 31, 2002 and 2001                                      1

        Consolidated statements of financial condition as of
        March 31, 2002 and December 31, 2001                               2

        Consolidated statements of cash flows for the three
        months ended March 31, 2002 and 2001                               3

        Notes to consolidated interim financial statements (unaudited)   4-5


Item 2  Management's discussion and analysis of financial condition
        and results of operations                                        6-8


Item 3  Quantitative and qualitative disclosures about market risk         9



PART II OTHER INFORMATION

Item 1  Legal proceedings - none

Item 2  Changes in securities and use of proceeds - none

Item 3  Defaults upon senior securities - none

Item 4  Submission of matters to a vote of security holders -
        Annual Meeting                                                    10

Item 5  Other information - none

Item 6  (a) Exhibits - not applicable
        (b) Reports on Form 8-K - none

                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,

                                                                       2002                  2001
                                                                       ------                ------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                             $3,790                $3,961
Interest on federal funds sold                                             53                    67
Interest on balances due from depository institutions                      13                     6
Interest on securities available for sale                               1,592                 1,788
Interest on investment securities                                         139                   235
Dividends on FRB and FHLB stock                                            32                    43
                                                                       ------                ------
       Total interest and dividend income                               5,619                 6,100

INTEREST EXPENSE
Interest on deposits:
   Regular savings, NOW and money market accounts                         516                   785
   Certificates and time deposits of $100,000 or more                     247                   595
   Other time deposits                                                    898                 1,178
Interest on securities sold under agreements to repurchase                149                   147
Interest on other borrowings                                              299                   356
                                                                       ------                ------
       Total interest expense                                           2,109                 3,061
NET INTEREST INCOME                                                     3,510                 3,039
   Provision for loan losses                                              310                   140
                                                                       ------                ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     3,200                 2,899

OTHER INCOME
   Income from fiduciary activities                                        43                    47
   Service charges on deposit accounts                                    139                   133
   Insurance commissions                                                  364                   298
   Other income                                                           154                   133
                                                                       ------                ------
       Total other income                                                 700                   611

OTHER EXPENSES
Salaries and employee benefits                                          1,063                   980
Occupancy expense, net                                                    125                   130
Furniture and equipment expense                                           118                   120
External data processing expense                                          205                   194
Other expense                                                             558                   631
                                                                       ------                ------
       Total other expenses                                             2,069                 2,055
                                                                       ------                ------
INCOME BEFORE INCOME TAXES                                              1,831                 1,455
   Provision for income taxes                                             550                   450
                                                                       ------                ------
NET INCOME                                                             $1,281                $1,005
                                                                       ======                ======
Earnings per share
   Basic                                                               $ 0.56                $ 0.43
   Diluted                                                               0.55                  0.42


     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)

                                                                                       (Unaudited)
                                                                                       March 31,            December 31,
                                                                                       2002                 2001
                                                                                       --------             --------

ASSETS
Cash and cash equivalents:
   Non-interest bearing                                                                $  9,937             $ 11,212
   Interest bearing                                                                         256                  317
   Federal funds sold                                                                    12,800                8,200
                                                                                       --------             --------
       Total cash and cash equivalents                                                   22,993               19,729

Securities available for sale, at fair value                                            127,434              120,249

Investment securities, at cost (approximate fair value at
  March 31, 2002 - $10,206; at December 31, 2001 - $10,241)                               9,945                9,955

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                 2,947                2,853

Loans                                                                                   211,297              211,683
   Unearned income                                                                      (16,170)             (16,734)
   Allowance for loan losses                                                             (2,756)              (2,506)
                                                                                       --------             --------
       Net loans                                                                        192,371              192,443

Premises and equipment, net                                                               3,506                3,420
Accrued interest receivable                                                               2,235                1,661
Other assets                                                                              9,832                9,645
                                                                                       --------             --------
       Total assets                                                                    $371,263             $359,955
                                                                                       ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                       $ 28,310             $ 28,103
   Regular savings, NOW and money market accounts                                       137,736              130,311
   Certificates and time deposits of $100,000 or more                                    33,619               34,061
   Other time deposits                                                                   87,594               86,752
                                                                                       --------             --------
       Total deposits                                                                   287,259              279,227

Securities sold under agreements to repurchase                                           12,096               11,629
Notes payable - Federal Home Loan Bank                                                   34,898               32,989
Other liabilities                                                                         2,084                1,461
                                                                                       --------             --------
       Total liabilities                                                                336,337              325,306

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                 6,004                6,004
Surplus                                                                                   4,418                4,418
Undivided profits                                                                        28,503               27,608
Accumulated other comprehensive (loss)/income                                               (19)                 481
Treasury stock, at cost; 128,288 shares at March 31, 2002
   and 124,553 shares at December 31, 2001                                               (3,980)              (3,862)
                                                                                       --------             --------
       Total stockholders' equity                                                        34,926               34,649
                                                                                       --------             --------
       Total liabilities and stockholders' equity                                      $371,263             $359,955
                                                                                       ========             ========


     See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           2002              2001
                                                                                           -------           -------
Cash flows from operating activities:
        Net income                                                                         $ 1,281           $ 1,005
Adjustments to reconcile net income to net cash provided by operating activities:
  Increase in interest receivable                                                             (574)             (102)
  Decrease in other assets                                                                     264                26
  Increase in other liabilities                                                                623               329
  Deferred income tax (benefit)/expense                                                       (121)               96
  Goodwill amortization expense                                                                 --                86
  Depreciation and other amortization expense                                                  135               129
  Net increase in cash surrender value of bank-owned life insurance                            (33)              (29)
  Amortization/(accretion) of premiums/discounts on securities, net                             64               (23)
  Provision for loan losses                                                                    310               140
                                                                                           -------           -------
    Total adjustments                                                                          668               652
                                                                                           -------           -------
        Net cash provided by operating activities                                            1,949             1,657
                                                                                           -------           -------
Cash flows from investing activities:
  Purchase of investment securities                                                           (277)               --
  Purchase of securities available for sale                                                (18,695)          (20,474)
  Net purchase of FRB and FHLB stock                                                           (94)             (346)
  Proceeds from maturities, paydowns and calls of investment securities                        283               628
  Proceeds from maturities, paydowns and calls of securities available for sale             10,631            13,036
  Net increase in loans                                                                       (258)           (2,946)
  Purchases of premises and equipment, net                                                    (179)              (12)
                                                                                           -------           -------
        Net cash used by investing activities                                               (8,589)          (10,114)
                                                                                           -------           -------
Cash flows from financing activities:
  Net increase in deposits                                                                   8,032             3,611
  Increase/(decrease) in securities sold under agreements to repurchase                        467              (863)
  Increase in notes payable - FHLB                                                           1,909             6,914
  Treasury stock purchased                                                                    (200)             (734)
  Cash dividends paid on common stock                                                         (386)             (375)
  Proceeds from the sale of treasury stock                                                      82                 4
                                                                                           -------           -------
        Net cash provided by financing activities                                            9,904             8,557
                                                                                           -------           -------
Net increase in cash and cash equivalents                                                    3,264               100
Cash and cash equivalents beginning of period                                               19,729            14,838
                                                                                           -------           -------
Cash and cash equivalents end of period                                                    $22,993           $14,938
                                                                                           =======           =======
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                               $ 2,154            $3,055
    Income taxes                                                                                34                31


  See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

The accounting and reporting policies of CNB Bancorp, Inc. (the Company), City National Bank and Trust Company (subsidiary Bank) and Hathaway Agency, Inc. (subsidiary Insurance Agency) conform to accounting principles generally accepted in the United States of America in a consistent manner and are in accordance with the general practices within the financial services industry. Amounts in the prior period's consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current period's consolidated financial statements.

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001 and the changes in cash flows for the three months ended March 31, 2002 and 2001. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc's 2001 Annual Report on Form 10-K.

2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2002 and 2001. (In thousands, except per share amounts)

                                                                               Weighted
                                                          Net                  Average
                                                          Income               Shares              Per Share
                                                          (Numerator)          (Denominator)       Amount
                                                          ------               -----               -----
For the Three Months Ended March 31, 2002:
Basic EPS                                                 $1,281               2,275               $0.56
                                                                                                   =====
Dilutive Effect of Stock Options                              --                  34
                                                          ------               -----
Diluted EPS                                               $1,281               2,309               $0.55
                                                          ======               =====               =====

For the Three Months Ended March 31, 2001:
Basic EPS                                                 $1,005               2,337               $0.43
                                                          ======               =====               =====
Dilutive Effect of Stock Options                              --                  29
                                                          ------               -----
Diluted EPS                                               $1,005               2,366               $0.42
                                                          ======               =====               =====

3. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $781,000 for the three months ended March 31, 2002 as compared to total comprehensive income of $1,672,000 for the three months ended March 31, 2001. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite economic life would not be amortized, but would be reviewed for impairment on an annual basis. Statement No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of Statement No. 142 were required to be adopted starting with fiscal years beginning after December 15, 2001. Accordingly, the Company adopted the Statement on January 1, 2002. The Company performed thr first of the required impairment tests of goodwill during the quarter ending March 31, 2002. Based on management's evaluation, the Company determined that no transitional impairment losses were required to be recognized as a cumulative effect of a change in accounting principle. The adoption of Statement No. 142 eliminated non-tax deductible goodwill amortization expense of approximately $86,000 or $.03 per diluted share during the three months ended March 31, 2002.

5. CRITICAL ACCOUNTING POLICIES

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

FINANCIAL REVIEW:

Financial Condition:

Total assets at March 31, 2002 were $371.3 million, an increase of $11.3 million, or 3.1%, over the December 31, 2001 amount of $360.0 million. The increase was primarily related to an increase in securities available for sale of $7.2 million and an increase in cash and cash equivalents of $3.3 million. The asset growth was primarily financed by deposit growth of $8.0 million and increased Federal Home Loan Bank borrowings of $1.9 million.

Securities available for sale increased by $7.2 million, or 6.0%, from $120.2 million at December 31, 2001, to $127.4 million at March 31, 2002 primarily as a result of the investment of available funds from deposit growth and increased borrowings from the Federal Home Loan Bank.

Loans receivable, net of unearned income, remained virtually unchanged increasing by $0.2 million from December 31, 2001. The commercial portfolio increased by $2.5 million from December 31, 2001. However, the consumer installment and residential mortgage portfolios were down $1.4 million and $0.9 million, respectively.

Cash and cash equivalents increased by $3.3 million, or 16.5%, from $19.7 million at December 31, 2001, to $23.0 million at March 31, 2002 primarily as a result of the accelerated principal paydowns on mortgage backed securities due to the low interest rate environment and the overall deposit growth during the first quarter of 2002.

Deposits at March 31, 2002 were $287.3 million, an increase of $8.0 million, or 2.9%, over the balance of $279.2 million at December 31, 2001. This increase is primarily attributed to the increase in regular savings accounts, cash management accounts and money market accounts, partially offset by the decrease in NOW accounts.

Stockholders' equity increased to $34.9 million at March 31, 2002 from $34.6 million at December 31, 2001, an increase of 0.8%. This increase was primarily due to the retention of earnings, less dividends paid, during the first three months of 2002 coupled with the decrease in the accumulated other comprehensive income/(loss) related to the securities available for sale portfolio, less the cost of the purchase of 3,735 shares of stock which were placed into treasury.

Liquidity:

There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 2002. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings are available to satisfy liquidity needs that may arise.

Capital Resources:

Stockholders' equity to total assets decreased slightly during the first three months of 2002 from 9.6% at December 31, 2001 to 9.4% at March 31, 2002. This decrease was primarily due to the growth in assets of $11.3 million or 3.1% during the first three months of 2002 while stockholders' equity increased $0.3 million or 0.8% during the same period.

The table below shows the Company's March 31, 2002 ratios, December 31, 2001 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                                             Regulatory
                                                                March 31, 2002        December 31, 2001      Guidelines
Tier 1 risk based capital to net risk weighted assets           15.0%                 14.7%                   6.0%
Total risk based capital to net risk weighted assets            16.3                  16.0                   10.0

Leverage ratio (Tier 1/adjusted total assets)                    8.5                   8.4                    5.0

These strong ratios are well in excess of regulatory minimums.

Results of Operations:

Total interest and dividend income for the first quarter of 2002 decreased $481,000 or 7.9% from the corresponding period in 2001, while total interest expense decreased $952,000 or 31.1% from the corresponding period in 2001. Net interest income increased $471,000 or 15.5% from the corresponding period of 2001. This increase is due to overall growth in loans, money market instruments and investments, partially offset by deposit growth and additional borrowings from the Federal Home Loan Bank and an increase in the net interest margin to 4.32% in the current quarter from 4.01% for the corresponding period of 2001.

The decrease in interest and fees on loans of $171,000 or 4.3% from the corresponding period of 2001 is primarily due to the decline in interest rates on the total loan portfolio of 66 basis points from 8.50% for the first three months of 2001 to 7.84% for the same period of 2002.

The decrease in interest on securities available for sale of $196,000 and the decrease in interest on investment securities of $96,000 from the corresponding period of 2001 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2001. The fully tax effected yield declined 1.12% from 7.05% for the first quarter of 2001 to 5.93% for the first quarter of 2002.

The decrease in interest expense of $952,000 for the first quarter of 2002 as compared to the same period of 2001 is primarily related to the overall decrease in the average rates being paid in the first quarter of 2002 on all deposit and borrowed fund catergories as compared to the same period of 2001.

The provision for loan losses increased $170,000 from the corresponding period in 2001 to $310,000. Net charge-offs decreased to

$60,000 in the current quarter compared to $381,000 in the prior year period. Non-performing loans increased from $533,000 at December 31, 2001 to $572,000 at March 31, 2002, an increase of $39,000. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of March 31, 2002 and 2001. The allowance for loan losses as a percent of net loans outstanding was 1.41% at March 31, 2002 as compared to 1.29% at December 31, 2001 and 1.33% at March 31, 2001.

Non-interest income increased $89,000 or 14.6% from the corresponding period of 2001. This increase was primarily due to the increase in insurance commission income from the Hathaway Agency, Inc. (subsidiary insurance agency)

Non-interest expense increased $14,000 or 0.7% from the corresponding period of 2001 due primarily to increases in salaries and employee benefits and external data processing expense. This was partially offset by a decrease in other expense. The higher salaries and employee benefits were due to normal salary adjustments and increased medical insurance expense. The higher external data processing expense is primarily due to more accounts and additional ATM and debit card usage. The offsetting decrease in other expense is primarily related to the elimination of $86,000 of goodwill amortization related to the acquisition of Adirondack Financial Services Bancorp, Inc.

Net income increased $276,000 or 27.5% as compared to the same period of 2001. This increase was primarily due to the increase in the net interest income and the non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of March 31, 2002 assuming the immediate increases or decreases in interest rates shown below:

  Change in            Estimated Net           Change in
Interest Rate         Interest Income         Net Interest
(basis points)         ($000 omitted)            Income

    +200                   15,107                  0.2%
    +100                   15,113                  0.2
       0                   15,080                  0.0
    -100                   15,064                 (0.1)
    -200                   14,177                 (6.0)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of March 31, 2002, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2002 was 3.31% of total assets.

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

                              CNB BANCORP, INC.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting

1.  Election of Directors

At the annual meeting of shareholders held on April 16, 2002 there were 1,784,234 voting shares present in person or by proxy, which represented 78.44% of the Company's outstanding shares of 2,274,685. Shareholders of the Company were asked to consider the Company's nominees for directors and to elect three (3) directors, to serve for a term of three (3) years. The Company's nominees for director were: William N. Smith, Brian K. Hanaburgh, and Richard D. Ruby, each of whom were elected. The results of shareholder voting are as follows:

Director                     Votes For             Votes Against
William N. Smith             1,772,205                 12,029
Brian K. Hanaburgh           1,779,305                  4,929
Richard D. Ruby              1,778,162                  6,072

Directors continuing in office are: John C. Miller, Frank E. Perrella, Robert
L. Maider, George A. Morgan, Clark D. Subik, Deborah H. Rose, Theodore E. Hoye III and Timothy E. Delaney.

2.  Approval of Long-Term Incentive Compensation Plan

At the annual meeting of shareholders held on April 16, 2002, shareholders were asked to vote on a long-term incentive compensation plan. Under the plan the Company will reserve 225,000 shares for issuance or 9.89% of its outstanding common shares. The plan was adopted by shareholders. The results of shareholder voting are as follows:

Votes For                   1,411,603

Votes Against                 109,128

Abstain                        68,662

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB BANCORP, INC.

                                 By /s/ William N. Smith
                                 ----------------------------------------
                                 William N. Smith, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (chief executive officer)

                                 By /s/ George A. Morgan
                                 --------------------------------------------
                                 George A. Morgan, Vice President and
                                 Secretary
                                 (principal financial and accounting officer)

Dated: May 10, 2002