Form 10-Q
period 2002-06-30
CNB BANCORP INC /NY/
filed 2002-08-14
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002            Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                                 as of August 9, 2002
   $2.50 par val                                            2,256,354

                              CNB BANCORP, INC.

                                    INDEX

                                                                      Page No.

PART I      FINANCIAL INFORMATION

Item 1      Consolidated interim financial statements (unaudited):

            Consolidated statements of income for the three months
            ended June 30, 2002 and 2001 and the six months ended
            June 30, 2002 and 2001                                       1

            Consolidated statements of financial condition as of
            June 30, 2002 and December 31, 2001                          2

            Consolidated statements of cash flows for the six months
            ended June 30, 2002 and 2001                                 3

            Notes to consolidated interim financial
            statements (unaudited)                                     4 - 5

Item 2      Management's discussion and analysis of financial
            condition and results of operations                        6 - 9

Item 3      Quantitative and qualitative disclosures
            about market risk                                           10


PART II     OTHER INFORMATION

Item 1      Legal proceedings - not applicable

Item 2      Changes in securities and use of proceeds - none

Item 3      Defaults upon senior securities - none

Item 4      Submission of matters to a vote of security holders -
            Annual Meeting                                              11

Item 5      Other information - none

Item 6      Exhibits and Reports on Form 8-K

            (a) - The following exhibits are filed as a part of this report:

                   Exhibit No.        Exhibit

                       3.1 Restated Certificate of Incorporation of CNB Bancorp, Inc.
                                      (Incorporated by reference to the
                                      current report on Form 8-K filed on
                                      August 10, 2001.)

                       3.2            Bylaws of CNB Bancorp, Inc.
                                      (Incorporated by reference to the
                                      annual report on Form 10-K filed on
                                      March 31, 1996.)

                       4.             Instruments Defining the Rights of
                                      Security Holders.
                                      (See Exhibits 3.1 and 3.2)

                      99.1            Certification pursuant to 18 U.S.C.
                                      section 1350, as enacted pursuant to
                                      section 906 of the Sarbanes-Oxley Act
                                      of 2002.

                      99.2            Certification pursuant to 18 U.S.C.
                                      section 1350, as enacted pursuant to
                                      section 906 of the Sarbanes-Oxley Act
                                      of 2002.

            (b) - Reports on Form 8-K - None

                                 EXHBIT INDEX

Exhibit No.        Description

    3.1            Restated Certificate of Incorporation of CNB Bancorp, Inc.
                   (Incorporated by reference to the current report on Form 8-K filed on August 10, 2001.)

    3.2            Bylaws of CNB Bancorp, Inc.
                   (Incorporated by reference to the
                   annual report on Form 10-K filed on
                   March 31, 1996.)

    4.             Instruments Defining the Rights of Security Holders.
                   (See Exhibits 3.1 and 3.2)

   99.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)


                                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                            JUNE 30,           JUNE 30,

                                                                        2002      2001      2002     2001
                                                                       ------    ------    ------   ------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                           $3,668    $3,939    $7,458   $7,900
  Interest on federal funds sold                                           55        50       108      117
  Interest on balances due from depository institutions                    15         4        28       10
  Interest on securities available for sale                             1,679     1,905     3,271    3,693
  Interest on investment securities                                       137       185       276      420
  Dividends on FRB and FHLB stock                                          34        45        66       88
                                                                       ------    ------    ------   ------
    Total interest and dividend income                                  5,588     6,128    11,207    2,228

INTEREST EXPENSE
Interest on deposits:
    Regular savings, NOW and money market accounts                        545       627     1,061    1,412
    Certificates and time deposits of $100,000 or more                    206       700       453    1,295
    Other time deposits                                                   894     1,208     1,792    2,386
  Interest on securities sold under agreements to repurchase              150       145       299      292
  Interest on other borrowings                                            323       381       622      737
                                                                       ------    ------    ------   ------
    Total interest expense                                              2,118     3,061     4,227    6,122
NET INTEREST INCOME                                                     3,470     3,067     6,980    6,106
  Provision for loan losses                                               225        70       535      210
                                                                       ------    ------    ------   ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                      3,245     2,997     6,445    5,896

OTHER INCOME
  Income from fiduciary activities                                         59        49       102       96
  Service charges on deposit accounts                                     153       166       292      299
  Net gain on securities transactions                                       -        15         -       15
  Insurance commissions                                                   125       181       489      479
  Other income                                                            145       133       299      266
                                                                       ------    ------    ------   ------
    Total other income                                                    482       544     1,182    1,155

OTHER EXPENSES
  Salaries and employee benefits                                        1,062       995     2,125    1,975
  Occupancy expense, net                                                  130       123       255      253
  Furniture and equipment expense                                         114       115       232      235
  External data processing expense                                        245       197       450      391
  Other expense                                                           592       662     1,150    1,293
                                                                       ------    ------    ------   ------
    Total other expenses                                                2,143     2,092     4,212    4,147
                                                                       ------    ------    ------   ------
INCOME BEFORE INCOME TAXES                                              1,584     1,449     3,415    2,904
  Provision for income taxes                                              453       448     1,003      898
                                                                       ------    ------    ------   ------
NET INCOME                                                             $1,131    $1,001    $2,412   $2,006
                                                                       ======    ======    ======   ======

  Earnings per share
    Basic                                                              $ 0.50    $ 0.43    $ 1.06   $ 0.86
    Diluted                                                              0.49      0.43      1.05     0.85


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)


                                                                                              (Unaudited)     December 31,
                                                                                             June 30, 2002        2001
                                                                                             -------------    ------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                         $  9,647         $ 11,212
  Interest bearing                                                                                6,022              317
  Federal funds sold                                                                             14,000            8,200
                                                                                               --------         --------
    Total cash and cash equivalents                                                              29,669           19,729

Securities available for sale, at fair value                                                    130,185          120,249

Investment securities, at cost (approximate fair value at June 30, 2002 -
  $10,261; at December 31, 2001 - $10,241)                                                        9,890            9,955

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                         3,067            2,853

Loans                                                                                           208,170          211,683
   Unearned income                                                                              (16,002)         (16,734)
   Allowance for loan losses                                                                     (2,792)          (2,506)
                                                                                               --------         --------
           Net loans                                                                            189,376          192,443

Premises and equipment, net                                                                       3,498            3,420
Accrued interest receivable                                                                       1,806            1,661
Other assets                                                                                      9,267            9,645
                                                                                               --------         --------
       Total assets                                                                            $376,758         $359,955
                                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                                $28,995          $28,103
   Regular savings, NOW and money market accounts                                               144,482          130,311
   Certificates and time deposits of $100,000 or more                                            28,068           34,061
   Other time deposits                                                                           87,847           86,752
                                                                                               --------         --------
     Total deposits                                                                             289,392          279,227

Securities sold under agreements to repurchase                                                   11,772           11,629
Notes payable - Federal Home Loan Bank                                                           37,306           32,989
Other liabilities                                                                                 1,663            1,461
                                                                                               --------         --------
       Total liabilities                                                                        340,133          325,306

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                         6,004            6,004
Surplus                                                                                           4,418            4,418
Undivided profits                                                                                29,142           27,608
Accumulated other comprehensive income                                                            1,402              481
Treasury stock, at cost; 140,462 shares at June 30, 2002 and
   124,553 shares at December 31, 2001                                                           (4,341)          (3,862)
                                                                                               --------         --------
     Total stockholders' equity                                                                  36,625           34,649
                                                                                               --------         --------
       Total liabilities and stockholders' equity                                              $376,758         $359,955
                                                                                               ========         ========


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)


                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,

                                                                                                      2002            2001
                                                                                                    -------         -------
Cash flows from operating activities:
     Net income                                                                                     $ 2,412         $ 2,006
Adjustments to reconcile net income to net cash provided by operating activities:
     (Increase)/decrease in interest receivable                                                        (145)             20
     Decrease/(increase) in other assets                                                                 57            (381)
     Increase in other liabilities                                                                      202             123
     Deferred income tax (benefit)/expense                                                             (160)             68
     Goodwill amortization expense                                                                        -             171
     Depreciation and other amortization expense                                                        272             255
     Net increase in cash surrender value of bank-owned life insurance                                  (69)            (58)
     Amortization/(accretion) of premiums/discounts on securities, net                                  126             (20)
     Net gain on securities transactions                                                                  -             (15)
     Provision for loan losses                                                                          535             210
                                                                                                    -------         -------
       Total adjustments                                                                                818             373
                                                                                                    -------         -------
           Net cash provided by operating activities                                                  3,230           2,379
                                                                                                    -------         -------

  Cash flows from investing activities:
     Purchase of investment securities                                                               (1,188)           (317)
     Purchase of securities available for sale                                                      (34,780)        (45,034)
     Net purchase of FRB and FHLB stock                                                                (214)           (691)
     Proceeds from maturities, paydowns and calls of investment securities                            1,247           5,682
     Proceeds from maturities, paydowns and calls of securities available for sale                   26,231          27,435
     Net decrease/(increase) in loans                                                                 2,413          (9,613)
     Purchases of premises and equipment, net                                                          (267)            (43)
                                                                                                    -------         -------
           Net cash used by investing activities                                                     (6,558)        (22,581)
                                                                                                    -------         -------

  Cash flows from financing activities:
     Net increase in deposits                                                                        10,165           4,249
     Increase/(decrease) in securities sold under agreements to repurchase                              143          (1,283)
     Increase in federal funds purchased                                                                  -           2,500
     Increase in notes payable - FHLB                                                                 4,317          10,827
     Treasury stock purchased                                                                        (1,302)         (1,659)
     Cash dividends paid on common stock                                                               (772)           (743)
     Proceeds from the sale of treasury stock                                                           717             141
                                                                                                    -------         -------
           Net cash provided by financing activities                                                 13,268          14,032
                                                                                                    -------         -------

  Net increase/(decrease) in cash and cash equivalents                                                9,940          (6,170)
  Cash and cash equivalents beginning of period                                                      19,729          14,838
                                                                                                    -------         -------

  Cash and cash equivalents end of period                                                           $29,669         $ 8,668
                                                                                                    =======         =======

  Supplemental disclosures of cash flow information: Cash paid during the period:
      Interest                                                                                      $ 4,315         $ 6,083
      Income taxes                                                                                    1,220             856
   Supplemental schedule of noncash investing activities:
     Net reduction in loans resulting from the transfer to real estate owned                        $    80         $    24


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

   In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 2002 and December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001 and the changes in cash flows for the six months ended June 30, 2002 and 2001. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc's 2001 Annual Report on Form 10-K.

2. EARNINGS PER COMMON SHARE

   The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 2002 and 2001. (In thousands, except per share amounts)



                                                                                  Weighted
                                                         Net                       Average
                                                       Income                      Shares                    Per Share
                                                     (Numerator)                (Denominator)                  Amount
                                                 --------------------       --------------------        -------------------
For the Three Months Ended June 30, 2002:
Basic EPS                                               $1,131                      2,267                      $0.50
                                                                                                        ===================
Dilutive Effect of Stock Options                             -                         35
                                                 --------------------       --------------------
Diluted EPS                                             $1,131                      2,302                      $0.49
                                                 ====================       ====================        ===================

For the Three Months Ended June 30, 2001:
Basic EPS                                               $1,001                      2,306                      $0.43
                                                                                                        ===================
Dilutive Effect of Stock Options                             -                         38
                                                 --------------------       --------------------
Diluted EPS                                             $1,001                      2,344                      $0.43
                                                 ====================       ====================        ===================

For the Six Months Ended June 30, 2002:
Basic EPS                                               $2,412                      2,271                      $1.06
                                                                                                        ===================
Dilutive Effect of Stock Options                             -                         34
                                                 --------------------       --------------------
Diluted EPS                                             $2,412                      2,305                      $1.05
                                                 ====================       ====================        ===================

For the Six Months Ended June 30, 2001:
Basic EPS                                               $2,006                      2,321                      $0.86
                                                                                                        ===================
Dilutive Effect of Stock Options                             -                         34
                                                 --------------------       --------------------
Diluted EPS                                             $2,006                      2,355                      $0.85
                                                 ====================       ====================        ===================


3. COMPREHENSIVE INCOME

   The Company recorded total comprehensive income of $2,552,000 for the three months ended June 30, 2002 as compared to total comprehensive income of $838,000 for the three months ended June 30, 2001. For the six month periods ended June 30, 2002 and 2001 the Company recorded total comprehensive income of $3,333,000 and $2,510,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period.

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

   Statement No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite economic life would not be amortized, but would be reviewed for impairment on an annual basis. Statement No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of Statement No. 142 were required to be adopted starting with fiscal years beginning after December 15, 2001. Accordingly, the Company adopted the Statement on January 1, 2002. The Company performed the first of the required impairment tests of goodwill during the quarter ending March 31, 2002. Based on management's evaluation, the Company determined that no transitional impairment losses were required to be recognized as a cumulative effect of a change in accounting principle. The adoption of Statement No. 142 eliminated non-tax deductible goodwill amortization expense of approximately $85,000 or $.04 per diluted share during the three months ended June 30, 2002 and approximately $171,000 or $.08 per diluted share during the six months ended June 30, 2002.

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

FINANCIAL REVIEW:

Financial Condition:

     Total assets at June 30, 2002 were $376.8 million, an increase of $16.8 million, or 4.7%, over the December 31, 2001 amount of $360.0 million. The increase was primarily related to an increase in securities available for sale of $9.9 million and an increase in cash and cash equivalents of $9.9 million. These increases were partially offset by a decrease in loans, net of unearned discount, of $2.8 million. The asset growth was primarily financed by deposit growth of $10.2 million, increased Federal Home Loan Bank borrowings of $4.3 million, and an increase in retained earnings of $1.5 million.

     Securities available for sale increased by $9.9 million, or 8.3%, from $120.2 million at December 31, 2001, to $130.2 million at June 30, 2002 primarily as a result of the investment of available funds from deposit growth and increased borrowings from the Federal Home Loan Bank.

     Loans receivable, net of unearned income, decreased $2.8 million, or 1.4% from $194.9 million at December 31, 2001 to $192.2 million at June 30, 2002. The commercial portfolio increased by $1.4 million from December 31, 2001. However, the consumer installment and residential mortgage portfolios were down $2.0 million and $2.1 million, respectively. These decreases were due to a decline in indirect auto lending and a slowdown in consumer mortgage applications.

     Cash and cash equivalents increased by $9.9 million, or 50.4%, from $19.7 million at December 31, 2001, to $29.7 million at June 30, 2002 primarily as a result of the accelerated principal paydowns on mortgage backed securities due to the low interest rate environment and the overall deposit growth during the first six months of 2002.

     Deposits at June 30, 2002 were $289.4 million, an increase of $10.2 million, or 3.6%, over the balance of $279.2 million at December 31, 2001. This increase is primarily attributed to the increase in regular savings accounts, cash management accounts and money market accounts, partially offset by the decrease in NOW accounts and time deposits.

     Stockholders' equity increased to $36.6 million at June 30, 2002 from $34.6 million at December 31, 2001, an increase of 5.7%. This increase was primarily due to the retention of earnings, less dividends paid, during the first six months of 2002 coupled with the increase in the accumulated other comprehensive income related to the securities available for sale portfolio, less the cost of the purchase of 15,909 shares of stock which were placed into treasury.

Liquidity:

   There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 2002. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings are available to satisfy liquidity needs that may arise.

Capital Resources:

   Stockholders' equity to total assets increased slightly during the first six months of 2002 from 9.6% at December 31, 2001 to 9.7% at June 30, 2002. This increase was primarily due to the retention of earnings, less dividends paid and the purchase of treasury stock. The increase in accumulated other comprehensive income of $0.9 million also improved this ratio.

   The table below shows the Company's June 30, 2002 ratios, December 31, 2001 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                                                   Regulatory
                                                                 June 30, 2002          December 31, 2001          Guidelines
Tier 1 risk based capital to net risk weighted assets                 15.2%                    14.7%                   6.0%
Total risk based capital to net risk weighted assets                  16.4                     16.0                   10.0

Leverage ratio (Tier 1/adjusted total assets)                          8.4                      8.4                    5.0


These ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Total interest and dividend income for the second quarter of 2002 decreased $540,000 or 8.8% from the corresponding period in 2001, while total interest expense decreased $943,000 or 30.8% from the corresponding period in 2001. Net interest income increased $403,000 or 13.1% from the corresponding period of 2001. This increase is due to growth in money market instruments and securities available for sale, partially offset by deposit growth and additional borrowings from the Federal Home Loan Bank and an increase in the net interest margin to 4.20% in the current quarter from 3.89% for the corresponding period of 2001.

     The decrease in interest and fees on loans of $271,000 or 6.9% from the corresponding period of 2001 is primarily due to the decline in interest rates on the total loan portfolio of 62 basis points from 8.21% for the second quarter of 2001 to 7.59% for the same period of 2002. This decline in rate was partially offset by an increase of $1.4 million in the average volume outstanding compared to the same period of 2001.

     The decrease in interest on securities available for sale of $226,000 and the decrease in interest on investment securities of $48,000 from the corresponding period of 2001 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2001. The fully tax effected yield declined 92 basis points from 6.81% for the second quarter of 2001 to 5.89% for the second quarter of 2002.

     The decrease in interest expense of $943,000 for the second quarter of 2002 as compared to the same period of 2001 is primarily related to the overall decrease in the average rates being paid in the second quarter of 2002 on all deposit and borrowed fund catergories as compared to the same period of 2001.

     The provision for loan losses increased $155,000 from the corresponding period in 2001 to $225,000. The increase in the provision as compared to the same period in the previous year relates to the increase in net charge-offs to $189,000 in the current quarter compared to $6,000 in the prior year period. Non-performing loans increased from $533,000 at December 31, 2001 to $1,917,000 at June 30, 2002, an increase of $1,384,000. This increase primarily relates to one commercial loan relationship. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2002 and 2001. The allowance for loan losses as a percent of net loans outstanding was 1.45% at June 30, 2002 as compared to 1.29% at December 31, 2001 and 1.31% at June 30, 2001.

     Non-interest income decreased $62,000 or 11.4% from the corresponding period of 2001. This decrease was primarily due to the decrease in insurance commission income from the Hathaway Agency, Inc. (subsidiary insurance agency)

     Non-interest expense increased $51,000 or 2.4% from the corresponding period of 2001 due primarily to increases in salaries and employee benefits and external data processing expense. This was partially offset by a decrease in other expense. The higher salaries and employee benefits were due to normal salary adjustments and increased medical insurance expense. The higher external data processing expense is primarily due to more accounts and additional ATM and debit card usage. The offsetting decrease in other expense is primarily related to the elimination of $85,000 of goodwill amortization related to the acquisition of Adirondack Financial Services Bancorp, Inc.

     Net income increased $130,000 or 13.0% as compared to the same period of 2001. This increase was primarily due to the increase in the net interest income more than offsetting the decrease in non-interest income, the increase in the provision for loan losses and the increase in non-interest expense.

Most Recent Year to Date and Corresponding Year to Date Period:

     Total interest and dividend income for the first six months of 2002 decreased $1,021,000 or 8.3% from the corresponding period in 2001, while total interest expense decreased $1,895,000 or 31.0% from the corresponding period in 2001. Net interest income increased $874,000 or 14.3% from the corresponding period of 2001. This increase is due to growth in average loans, net of unearned discount, money market instruments and securities available for sale, partially offset by deposit growth and additional borrowings from the Federal Home Loan Bank. The increase in the net interest margin to 4.26% in the current period from 3.95% for the corresponding period of 2001 also contributed to the increase in the net interest income for the current period.

     The decrease in interest and fees on loans of $442,000 or 5.6% from the corresponding period of 2001 is primarily due to the decline in interest rates on the total loan portfolio of 64 basis points from 8.36% for the first six months of 2001 to 7.72% for the same period of 2002. This decline in rate was partially offset by an increase of $4.3 million in the average volume outstanding compared to the same period of 2001.

     The decrease in interest on securities available for sale of $422,000 and the decrease in interest on investment securities of $144,000 from the corresponding period of 2001 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2001. The fully tax effected yield declined 102 basis points from 6.93% for the first six months of 2001 to 5.91% for the first six months of 2002.

     The decrease in interest expense of $1,895,000 for the first six months of 2002 as compared to the same period of 2001 is primarily related to the overall decrease in the average rates being paid in the first six months of 2002 on all deposit and borrowed fund catergories as compared to the same period of 2001.

     The provision for loan losses increased $325,000 from the corresponding period in 2001 to $535,000. The increase in the provision pirmarily relates to the increase in non-performing loans and the general economic conditions in the subsidiary Bank's service area. Net charge-offs decreased to $248,000 in the current six month period compared to $387,000 in the prior year period. Non-performing loans increased from $533,000 at December 31, 2001 to $1,917,000 at June 30, 2002, an increase of $1,384,000. This increase primarily relates to one commercial loan relationship. The provision for both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2002 and 2001. The allowance for loan losses as a percent of net loans outstanding was 1.45% at June 30, 2002 as compared to 1.29% at December 31, 2001 and 1.31% at June 30, 2001.

     Non-interest income increased $27,000 or 2.3% from the corresponding period of 2001. This increase was primarily due to the increase in insurance commission income from the Hathaway Agency, Inc. (subsidiary insurance agency) and the additional usage fees from debit cards.

     Non-interest expense increased $65,000 or 1.6% from the corresponding period of 2001 due primarily to increases in salaries and employee benefits and external data processing expense. This was partially offset by a decrease in other expense. The higher salaries and employee benefits were due to normal salary adjustments and increased medical insurance expense. The higher external data processing expense is primarily due to more accounts and additional ATM and debit card usage. The offsetting decrease in other expense is primarily related to the elimination of $171,000 of goodwill amortization related to the acquisition of Adirondack Financial Services Bancorp, Inc.

     Net income increased $406,000 or 20.2% as compared to the same period of 2001. This increase was primarily due to the increase in the net interest income and the increase in non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

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

     The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of June 30, 2002 assuming the immediate increases or decreases in interest rates shown below:

  Change in          Estimated Net           Change in
Interest Rate       Interest Income         Net Interest
(basis points)       ($000 omitted)            Income

    +200                14,434                  1.3%
    +100                14,391                  1.0
       0                14,254                  0.0
    -100                14,204                 (0.4)
    -200                13,850                 (2.8)

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2002, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 2002 was 1.81% of total assets.

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


                           CNB BANCORP, INC.

                           By /s/ William N. Smith
                           ----------------------------------------------
                           William N. Smith, Chairman of the Board,
                           President and Chief Executive Officer
                           (chief executive officer)


                           By /s/ George A. Morgan
                           ----------------------------------------------
                           George A. Morgan, Vice President and Secretary (principal financial and accounting officer)

Dated: August 9, 2002

                                                                 Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William N. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ William N. Smith
-----------------------


William N. Smith
Chief Executive Officer
August 9, 2002

                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George A. Morgan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ George A. Morgan
-----------------------


George A. Morgan
Chief Financial Officer
August 9, 2002