Form 10-Q
period 2002-09-30
CNB BANCORP INC /NY/
filed 2002-11-12
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002         Commission File Number: 0-17501

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

Yes  [X]      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                              as of November 12, 2002
  $2.50 par value                                         2,228,987

                              CNB BANCORP, INC.

                                    INDEX

                                                                        Page No.

PART I    FINANCIAL INFORMATION
Item 1    Consolidated interim financial statements (unaudited):

          Consolidated statements of income for the three months ended
          September 30, 2002 and 2001 and the nine months ended September
          30, 2002 and 2001                                                    1

          Consolidated statements of financial condition as of Septemebr
          30, 2002 and December 31, 2001                                       2

          Consolidated statements of cash flows for the nine months ended
          September 30, 2002 and 2001                                          3

          Notes to consolidated interim financial statements (unaudited)     4-5

Item 2    Management's discussion and analysis of financial condition and
          results of operations                                              6-9

Item 3    Quantitative and qualitative disclosures about market risk          10

Item 4    Disclosure of evaluation of disclosure controls and procedures      11


PART II   OTHER INFORMATION
Item 1    Legal proceedings - not applicable

Item 2    Changes in securities and use of proceeds - none

Item 3    Defaults upon senior securities - none

Item 4    Submission of matters to a vote of security holders - None

Item 5    Other information - none

Item 6    Exhibits and Reports on Form 8-K                                    11

Signatures                                                                    12
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
  of 2002                                                                  13-14
Exhibit Index                                                                 15


                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)


                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                               SEPTEMBER 30,
INTEREST AND DIVIDEND INCOME                         2002                 2001                  2002                  2001
                                              -------------------  -------------------   -------------------   -------------------
  Interest and fees on loans                              $3,652               $3,985               $11,110               $11,885
  Interest on federal funds sold                              57                   73                   165                   190
  Interest on balances due
    from depository institutions                              51                   21                    79                    31
  Interest on securities available
    for sale                                               1,619                1,796                 4,890                 5,489
  Interest on investment securities                          130                  153                   406                   573
  Dividends on FRB and FHLB stock                             30                   37                    96                   125
                                              -------------------  -------------------   -------------------   -------------------
    Total interest and dividend income                     5,539                6,065                16,746                18,293

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money
      market accounts                                        551                  599                 1,612                 2,011
    Certificates and time deposits of
      $100,000 or more                                       226                  606                   679                 1,901
    Other time deposits                                      829                1,166                 2,621                 3,552
  Interest on securities sold under
    agreements to repurchase                                 150                  146                   449                   438
  Interest on other borrowings                               337                  367                   959                 1,104
                                              -------------------  -------------------   -------------------   -------------------
    Total interest expense                                 2,093                2,884                 6,320                 9,006
NET INTEREST INCOME                                        3,446                3,181                10,426                 9,287
  Provision for loan losses                                  355                  185                   890                   395
                                              -------------------  -------------------   -------------------   -------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         3,091                2,996                 9,536                 8,892

OTHER INCOME
  Income from fiduciary activities                            40                   44                   142                   140
  Service charges on deposit accounts                        163                  160                   455                   459
  Net gain on securities transactions                         31                    -                    31                    15
  Insurance commissions                                      149                  138                   638                   617
  Other income                                               251                  189                   550                   455
                                              -------------------  -------------------   -------------------   -------------------
    Total other income                                       634                  531                 1,816                 1,686

OTHER EXPENSES
  Salaries and employee benefits                           1,034                  969                 3,159                 2,944
  Occupancy expense, net                                     120                  138                   375                   391
  Furniture and equipment expense                            103                  108                   335                   343
  External data processing expense                           227                  205                   677                   596
  Other expense                                              523                  596                 1,673                 1,889
                                              -------------------  -------------------   -------------------   -------------------
    Total other expenses                                   2,007                2,016                 6,219                 6,163
                                              -------------------  -------------------   -------------------   -------------------
INCOME BEFORE INCOME TAXES                                 1,718                1,511                 5,133                 4,415
  Provision for income taxes                                 494                  477                 1,497                 1,375
                                              -------------------  -------------------   -------------------   -------------------
NET INCOME                                                $1,224               $1,034               $ 3,636               $ 3,040
                                              ===================  ===================   ===================   ===================

  Earnings per share
    Basic                                                 $ 0.54               $ 0.46               $  1.60               $  1.32
    Diluted                                                 0.54                 0.45                  1.58                  1.30


  See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)


                                                                             (Unaudited)
ASSETS                                                                   September 30, 2002                  December 31, 2001
                                                                     ----------------------------       ----------------------------
Cash and cash equivalents:
  Non-interest bearing                                                                  $ 13,806                           $ 11,212
  Interest bearing                                                                        16,938                                317
  Federal funds sold                                                                      14,000                              8,200
                                                                     ----------------------------       ----------------------------
    Total cash and cash equivalents                                                       44,744                             19,729

Securities available for sale, at fair value                                             130,461                            120,249

Investment securities, at cost (approximate fair value at
  September 30, 2002 - $9,682; at December 31, 2001 - $10,241)                             9,233                              9,955

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                  3,114                              2,853

Loans                                                                                    204,605                            211,683
   Unearned income                                                                       (15,505)                           (16,734)
   Allowance for loan losses                                                              (3,038)                            (2,506)
                                                                     ----------------------------       ----------------------------
           Net loans                                                                     186,062                            192,443

Premises and equipment, net                                                                3,599                              3,420
Accrued interest receivable                                                                2,066                              1,661
Other assets                                                                              12,210                              9,645
                                                                     ----------------------------       ----------------------------
       Total assets                                                                     $391,489                           $359,955
                                                                     ============================       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                        $ 30,382                           $ 28,103
   Regular savings, NOW and money market accounts                                        148,036                            130,311
   Certificates and time deposits of $100,000 or more                                     33,349                             34,061
   Other time deposits                                                                    89,549                             86,752
                                                                     ----------------------------       ----------------------------
     Total deposits                                                                      301,316                            279,227

Securities sold under agreements to repurchase                                            12,256                             11,629
Notes payable - Federal Home Loan Bank                                                    38,213                             32,989
Other liabilities                                                                          2,039                              1,461
                                                                     ----------------------------       ----------------------------
       Total liabilities                                                                 353,824                            325,306

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                  6,004                              6,004
Surplus                                                                                    4,418                              4,418
Undivided profits                                                                         29,947                             27,608
Accumulated other comprehensive income                                                     1,978                                481
Treasury stock, at cost; 152,987 shares at September 30, 2002 and
   124,553 shares at December 31, 2001                                                    (4,682)                            (3,862)
                                                                     ----------------------------       ----------------------------
       Total stockholders' equity                                                         37,665                             34,649
                                                                     ----------------------------       ----------------------------
       Total liabilities and stockholders' equity                                       $391,489                           $359,955
                                                                     ============================       ============================


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       2002                          2001
                                                              ----------------------       -----------------------

Cash flows from operating activities:
     Net income                                                            $ 3,636                       $ 3,040
Adjustments to reconcile net income to net cash provided
  by operating activities:
     (Increase)/decrease in interest receivable                               (405)                          180
     Increase in other assets                                                 (246)                         (166)
     Increase in other liabilities                                             578                           190
     Deferred income tax (benefit)/expense                                    (274)                           85
     Goodwill amortization expense                                                   -                       256
     Depreciation and other amortization expense                               406                           381
     Net increase in cash surrender value of bank-owned
       life insurance                                                         (136)                          (87)
     Amortization/(accretion) of premiums/discounts on
       securities, net                                                         189                           (31)
     Net gain on securities transactions                                       (31)                          (15)
     Provision for loan losses                                                 890                           395
                                                             ----------------------       -----------------------
       Total adjustments                                                       971                         1,188
                                                             ----------------------       -----------------------
           Net cash provided by operating activities                         4,607                         4,228
                                                             ----------------------       -----------------------

Cash flows from investing activities:
   Purchase of investment securities                                        (1,303)                       (1,626)
   Purchase of securities available for sale                               (57,159)                      (56,291)
   Net purchase of FRB and FHLB stock                                         (261)                         (541)
   Proceeds from maturities, paydowns and calls of
     investment securities                                                   2,015                         6,960
   Proceeds from maturities, paydowns and calls of
     securities available for sale                                          49,251                        53,705
   Net decrease/(increase) in loans                                          5,355                       (12,371)
   Purchase of bank-owned life insurance                                    (2,850)                                -
   Purchases of premises and equipment, net                                   (463)                         (220)
                                                               --------------------       -----------------------
         Net cash used by investing activities                              (5,415)                      (10,384)
                                                               --------------------       -----------------------

Cash flows from financing activities:
   Net increase in deposits                                                 22,089                        10,622
   Increase/(decrease) in securities sold under
     agreements to repurchase                                                  627                        (1,121)
   Increase in notes payable - FHLB                                          5,224                        10,738
   Treasury stock purchased                                                 (1,760)                       (2,985)
   Cash dividends paid on common stock                                      (1,178)                       (1,132)
   Proceeds from the sale of treasury stock                                    821                           739
                                                               --------------------       -----------------------
         Net cash provided by financing activities                          25,823                        16,861
                                                               --------------------       -----------------------

Net increase in cash and cash equivalents                                   25,015                        10,705
Cash and cash equivalents beginning of period                               19,729                        14,838
                                                               --------------------       -----------------------

Cash and cash equivalents end of period                                    $44,744                       $25,543
                                                               ====================       =======================

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                               $ 6,409                       $ 8,979
    Income taxes                                                             1,680                         1,071
 Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer
      to real estate owned                                                 $    80                       $    24
    Decrease in taxes payable due to exercise of
      non-qualified stock options                                               48                           104


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION
The accounting and reporting policies of CNB Bancorp, Inc. (the Company), City National Bank and Trust Company (subsidiary Bank) and Hathaway Agency, Inc. (subsidiary Insurance Agency) conform to accounting principles generally accepted in the United States of America in a consistent manner and are in accordance with the general practices within the financial services industry. Amounts in the prior periods' consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current periods' consolidated financial statements.

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2002 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and the changes in cash flows for the nine months ended September 30, 2002 and 2001. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2001 Annual Report on Form 10-K.

2. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and nine month periods ended September 30, 2002 and 2001. (In thousands, except per share amounts)



                                                                                    Weighted
                                                            Net                     Average
                                                          Income                     Shares                   Per Share
                                                        (Numerator)              (Denominator)                  Amount
                                                    --------------------       -------------------        -------------------
   For the Three Months Ended September 30, 2002:
   Basic EPS                                               $1,224                        2,256                     $0.54
                                                                                                          ===================
   Dilutive Effect of Stock Options                             -                           18
                                                    --------------------       -------------------
   Diluted EPS                                             $1,224                        2,274                     $0.54
                                                    ====================       ===================        ===================



   For the Three Months Ended September 30, 2001:
   Basic EPS                                               $1,034                        2,272                     $0.46
                                                                                                          ===================
   Dilutive Effect of Stock Options                             -                          48
                                                    --------------------       -------------------
   Diluted EPS                                             $1,034                        2,320                     $0.45
                                                    ====================       ===================        ===================



   For the Nine Months Ended September 30, 2002:
   Basic EPS                                               $3,636                        2,266                     $1.60
                                                                                                          ===================
   Dilutive Effect of Stock Options                             -                          29
                                                    --------------------       -------------------
   Diluted EPS                                             $3,636                        2,295                     $1.58
                                                    ====================       ===================        ===================



   For the Nine Months Ended September 30, 2001:
   Basic EPS                                               $3,040                        2,311                     $1.32
                                                                                                          ===================
   Dilutive Effect of Stock Options                             -                          36
                                                    --------------------       -------------------
   Diluted EPS                                             $3,040                        2,347                     $1.30
                                                    ====================       ===================        ===================


3. COMPREHENSIVE INCOME
The Company recorded total comprehensive income of $1,800,000 for the three months ended September 30, 2002 as compared to total comprehensive income of $2,017,000 for the three months ended September 30, 2001. For the nine month periods ended September 30, 2002 and 2001, the Company recorded total comprehensive income of $5,133,000 and $4,527,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period.

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

Statement No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite economic life would not be amortized, but would be reviewed for impairment on an annual basis. Statement No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of Statement No. 142 were required to be adopted starting with fiscal years beginning after December 15, 2001. Accordingly, the Company adopted the Statement on January 1, 2002. The Company performed the first of the required impairment tests of goodwill during the quarter ending March 31, 2002. Based on management's evaluation, the Company determined that no transitional impairment losses were required to be recognized as of January 1, 2002 as a cumulative effect of a change in accounting principle. The adoption of Statement No. 142 eliminated non-tax deductible goodwill amortization expense of approximately $85,000 or $.04 per diluted share during the three months ended September 30, 2002 and approximately $256,000 or $.11 per diluted share during the nine months ended September 30, 2002.

5. CRITICAL ACCOUNTING POLICIES
Pursuant to recent SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, that is, those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated financial statements. Included in Note 1 to the consolidated financial statements contained in the Company's 2001 Annual Report is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the consolidated financial statements.

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

FINANCIAL REVIEW:

Financial Condition:

Total assets at September 30, 2002 were $391.5 million, an increase of $31.5 million, or 8.8%, over the December 31, 2001 amount of $360.0 million. The increase was primarily related to an increase in securities available for sale of $10.2 million and an increase in cash and cash equivalents of $25.0 million. These increases were partially offset by a decrease in loans, net of unearned discount, of $5.8 million. The asset growth was primarily financed by deposit growth of $22.1 million, increased Federal Home Loan Bank borrowings of $5.2 million, and an increase in undivided profits of $2.3 million.

Securities available for sale increased by $10.2 million, or 8.5%, from $120.2 million at December 31, 2001, to $130.5 million at September 30, 2002 primarily as a result of the investment of available funds from deposit growth and increased borrowings from the Federal Home Loan Bank.

Loans receivable, net of unearned income, decreased $5.8 million, or 3.0% from $194.9 million at December 31, 2001 to $189.1 million at September 30, 2002. The commercial portfolio increased by $0.7 million from December 31, 2001. However, the consumer installment and residential mortgage portfolios were down $4.1 million and $2.5 million, respectively. These decreases were due to a decline in indirect auto lending and a slowdown in consumer mortgage applications. Since the subsidiary Bank is a portfolio lender, we have chosen not to match the lower rates being offered in our market by originators and sellers of loans.

Cash and cash equivalents increased by $25.0 million, or 126.8%, from $19.7 million at December 31, 2001, to $44.7 million at September 30, 2002 primarily as a result of the accelerated principal paydowns on mortgage backed securities due to the low interest rate environment and the overall deposit growth during the first nine months of 2002.

Deposits at September 30, 2002 were $301.3 million, an increase of $22.1 million, or 7.9%, over the balance of $279.2 million at December 31, 2001. This increase is primarily attributed to the increase in demand deposits, regular savings accounts, cash management accounts and money market accounts, partially offset by the decrease in NOW accounts, certificates and time deposits of $100,000 or more and mortgage escrow accounts.

Stockholders' equity increased to $37.7 million at September 30, 2002 from $34.6 million at December 31, 2001, an increase of 8.7%. This increase was primarily due to the retention of earnings, less dividends paid, during the first nine months of 2002 coupled with the increase in the accumulated other comprehensive income related to the securities available for sale portfolio, less the net cost of the purchases and sales of treasury stock.

Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

There have been no trends or demands that have affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 2002. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital Resources:

Stockholders' equity to total assets remained virtually unchanged during the first nine months of 2002 at 9.6%. The retention of earnings during the first nine months of 2002, less dividends paid and the purchase of treasury stock as well as the increase in accumulated other comprehensive income caused this ratio to remain virtually unchanged from December 31, 2001.

The table below shows the Company's September 30, 2002 ratios, December 31, 2001 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                                           Regulatory
                                                                September 30, 2002   December 31, 2001     Guidelines
   Tier 1 risk based capital to net risk weighted assets                     15.0%               14.7%           6.0%
   Total risk based capital to net risk weighted assets                      16.3                16.0           10.0

   Leverage ratio (Tier 1/adjusted total assets)                              8.3                 8.4            5.0

   These ratios are well in excess of regulatory minimums.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Total interest and dividend income for the third quarter of 2002 decreased $526,000 or 8.7% from the corresponding period in 2001, while total interest expense decreased $791,000 or 27.4% from the corresponding period in 2001. Net interest income increased $265,000 or 8.3% from the corresponding period of 2001. This increase is due to growth in money market instruments and securities available for sale, partially offset by deposit growth and additional borrowings from the Federal Home Loan Bank and an increase in the net interest margin to 4.11% in the current quarter from 4.00% for the corresponding period of 2001.

The decrease in interest and fees on loans of $333,000 or 8.4% from the corresponding period of 2001 is primarily due to the decline in interest rates on the total loan portfolio of 45 basis points from 8.07% for the third quarter of 2001 to 7.62% for the same period of 2002. This decrease was also due to the decrease of $5.8 million in the average volume outstanding compared to the same period of 2001.

The decrease in interest on securities available for sale of $177,000 and the decrease in interest on investment securities of $23,000 from the corresponding period of 2001 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2001. The fully tax effected yield declined 99 basis points from 6.73% for the third quarter of 2001 to 5.74% for the third quarter of 2002.

The decrease in interest expense of $791,000 for the third quarter of 2002 as compared to the same period of 2001 is primarily related to the overall decrease in the average rates being paid in the third quarter of 2002 on all deposit and borrowed fund categories as compared to the same period of 2001. The average rate paid on interest-bearing liabilities for the third quarter of 2002 was 2.65% as compared to 3.88% for the same period of 2001.

The provision for loan losses increased $170,000 from the corresponding period in 2001 to $355,000. Net charge-offs decreased to $110,000 in the current quarter compared to $227,000 in the prior year period. Non-performing loans increased from $533,000 at December 31, 2001 to $2,187,000 at September 30, 2002, an increase of $1,654,000. This increase primarily relates to two commercial loan relationships. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2002 and 2001. The allowance for loan losses as a percent of net loans outstanding was 1.61% at September 30, 2002 as compared to 1.29% at December 31, 2001 and 1.28% at September 30, 2001.

Non-interest income increased $103,000 or 19.4% from the corresponding period of 2001. This increase was primarily due to the gain on the sale of securities available for sale of $31,000, the increase in the dividend on credit life and accident and sickness insurance of $31,000 and the increase in insurance commission income from the Hathaway Agency, Inc. (subsidiary insurance agency) of $11,000.

Non-interest expense remained virtually unchanged decreasing $9,000 or 0.4% from the corresponding period of 2001. Increases in salaries and employee benefits and external data processing expense were offset by a decrease in other expense. The higher salaries and employee benefits were due to normal salary adjustments and increased medical insurance expense. The higher external data processing expense is primarily due to more accounts and additional ATM and debit card usage. The offsetting decrease in other expense is primarily related to the elimination of $85,000 of goodwill amortization related to the acquisition of Adirondack Financial Services Bancorp, Inc.

Net income increased $190,000 or 18.4% as compared to the same period of 2001. This increase was primarily due to the increases in the net interest income and non-interest income and the decrease in other expense more than offsetting the increase in the provision for loan losses.

Most Recent Year to Date and Corresponding Year to Date Period:

Total interest and dividend income for the first nine months of 2002 decreased $1,547,000 or 8.5% from the corresponding period in 2001, while total interest expense decreased $2,686,000 or 29.8% from the corresponding period in 2001. Net interest income increased $1,139,000 or 12.3% from the corresponding period of 2001. This increase is due to growth in average loans net of unearned discount, money market instruments and securities available for sale, partially offset by deposit growth and additional borrowings from the Federal Home Loan Bank. The increase in the net interest margin to 4.21% in the current period from 3.97% for the corresponding period of 2001 also contributed to the increase in the net interest income for the current period.

The decrease in interest and fees on loans of $775,000 or 6.5% from the corresponding period of 2001 is primarily due to the decline in interest rates on the total loan portfolio of 57 basis points from 8.26% for the first nine months of 2001 to 7.69% for the same period of 2002. This decline in rate was partially offset by an increase of $0.9 million in the average volume outstanding compared to the same period of 2001.

The decrease in interest on securities available for sale of $599,000 and the decrease in interest on investment securities of $167,000 from the corresponding period of 2001 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2001. The fully tax effected yield declined 101 basis points from 6.86% for the first nine months of 2001 to 5.85% for the first nine months of 2002. This decline in rate was partially offset by an increase of $5.5 million in the average volume outstanding compared to the same period of 2001.

The decrease in interest expense of $2,686,000 for the first nine months of 2002 as compared to the same period of 2001 is primarily related to the overall decrease in the average rates being paid during the first nine months of 2002 on all deposit and borrowed fund catergories as compared to the same period of 2001. The average rate paid on interest-bearing liabilities during the first nine months of 2002 was 2.78% as compared to 4.16% in the same period of 2001.

The provision for loan losses increased $495,000 from the corresponding period in 2001 to $890,000. The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. The analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. The increase in the provision primarily relates to the increase in non-performing loans and the general economic conditions in the subsidiary Bank's service area. Net charge-offs decreased to $358,000 in the current nine month period compared to $613,000 in the prior year period. Non-performing loans increased from $533,000 at December 31, 2001 to $2,187,000 at September 30, 2002, an increase of $1,654,000. This increase primarily relates to two commercial loan relationships. One of these relationships is expected to be paid out by December 31, 2002 and the other was paid through liquidation of collateral in October 2002. The provision for both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2002 and 2001. The allowance for loan losses as a percent of net loans outstanding was 1.61% at September 30, 2002 as compared to 1.29% at December 31, 2001 and 1.28% at September 30, 2001.

Non-interest income increased $130,000 or 7.7% from the corresponding period of 2001. This increase was primarily due to the increase in insurance commission income from the Hathaway Agency, Inc. (subsidiary insurance agency) of $21,000, the additional usage fees from debit cards of $27,000, the increase in the dividend on credit life and accident and sickness insurance of $31,000 and the increase in merchant income from credit card sales of $16,000.

Non-interest expense increased $56,000 or 0.9% from the corresponding period of 2001 due primarily to increases in salaries and employee benefits and external data processing expense. This was partially offset by a decrease in other expense. The higher salaries and employee benefits were due to normal salary adjustments and increased medical insurance expense. The higher external data processing expense is primarily due to more accounts and additional ATM and debit card usage. The offsetting decrease in other expense is primarily related to the elimination of $256,000 of goodwill amortization related to the acquisition of Adirondack Financial Services Bancorp, Inc.

Net income increased $596,000 or 19.6% as compared to the same period of 2001. This increase was primarily due to the increase in the net interest income and the increase in non-interest income more than offsetting the increase in the provision for loan losses and the increase in non-interest expense.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of September 30, 2002 assuming the immediate increases or decreases in interest rates shown below:

             Change in           Estimated Net           Change in
           Interest Rate        Interest Income         Net Interest
           (basis points)       ($000 omitted)             Income

                   +200               14,453                 3.7%
                   +100               14,246                 2.2
                      0               13,942                 0.0
                   -100               13,785                (1.1)
                   -200               13,183                (5.4)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2002, the subsidiary Bank was in an asset sensitive or "positive gap" position which means that more assets are scheduled to mature or reprice within the next year than liabilities. The cumulative interest rate sensitivity gap as of September 30, 2002 was 1.02% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                   PART II

Item 6.          Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as a part of this report:

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

                                       CNB BANCORP, INC.

                                       By /s/ William N. Smith
                                       -----------------------------
                                       William N. Smith, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (chief executive officer)


                                    By /s/ George A. Morgan
                                    -----------------------------
                                    George A. Morgan, Vice President and
                                    Secretary
                                    (principal financial and accounting officer)

Dated: November 12, 2002

                              CNB BANCORP, INC.

                          CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

     I, William N. Smith, Chairman, President and Chief Executive Officer of CNB Bancorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CNB Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact orinternal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial material fact necessary to make the statements made, in light of the circumstances under which such statements wOfficer., not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosur controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date                                            November 12, 2002
-----------------------------------------------------------------


By      /s/ William N. Smith
-----------------------------------------------------------------
William N. Smith, Chairman, President and Chief Executive Officer

CERTIFICATION

     I, George A. Morgan, Vice President, Secretary and Chief Financial Officer of CNB Bancorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CNB Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date                                                  November 12, 2002
-----------------------------------------------------------------------


By       /s/ George A. Morgan
-----------------------------------------------------------------------
George A. Morgan, Vice President, Secretary and Chief Financial Officer

                              CNB BANCORP, INC.
                                EXHIBIT INDEX

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

                                                                 Exhibit 99.1

                                      CERTIFICATION PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                        AS ENACTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William N. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ William N. Smith
--------------------


William N. Smith
Chief Executive Officer
November 12, 2002

                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George A. Morgan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ George A. Morgan
--------------------

George A. Morgan
Chief Financial Officer
November 12, 2002