Form 10-K
period 2002-12-31
CNB BANCORP INC /NY/
filed 2003-03-28
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002    Commission File Number 0-17501

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

        Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                 Name of exchange on which registered
            NONE                                         NONE

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $2.50 Par Value
                               (Title of Class)

           -------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     As of March 25, 2003, 2,221,761 shares of Common Stock were outstanding. As of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the Common Stock held by nonaffiliates of the registrant was approximately $ 61,700,000.

           -------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 2002 are incorporated into Part II; Item 5, Item 6, Item 7, Item 7a and Item 8.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of stockholders to be held on April 15, 2003 are incorporated into Part III; Item 11, Item 12 and Item 13.

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

Employees

The Bank employs approximately 92 persons on a full time basis. There are also 4 part time employees. The Insurance Agency employs approximately 6 persons on a full time basis. There are also 2 part time employees. The Bank and the Insurance Agency provide a variety of employment benefits for their employees and considers their relationship with their employees to be good.

Supervision and Regulation

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board and the FDIC.

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

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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

On December 19, 1991, the Federal Deposit Insurance Corporation
Improvement Act ("FDIC Act") was signed into law. The FDIC Act makes a number of far-reaching changes in the regulatory environment for insured banks. The FDIC Act provides for an increase in the borrowing authority of the Bank Insurance Fund ("BIF") to $30 billion from $5 billion, to be used to cover losses in failed banks. The banking industry will repay BIF debt through deposit insurance assessments. Statutory caps on deposit insurance assessments were removed under the FDIC Act, therefore the FDIC may levy deposit insurance assessments at any level in its sole discretion. Under the FDIC Act, accepting brokered deposits is limited to institutions that have capital in excess of regulatory minimums. The FDIC Act requires banks and thrifts to devote greater time and resources to compliance and internal controls. The FDIC Act details provisions and requires prompt regulatory action by regulators in dealing with undercapitalized and poorly performing institutions. The FDIC Act also contains expanded disclosure of consumer provisions and sets limits on state bank powers.

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

Deposit Insurance Premiums

To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from 0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. From 1997 through 2002, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments from 1997 through 2002. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997 through 2002 BIF assessment schedule through June 30, 2003.

In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 2002, BIF insured banks paid a rate of 0.0177% for purposes of funding FICO bond obligations, resulting in an assessment of $49,678 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.0168% on an annualized basis for the first half of 2003.

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

The following are exhibits included herewith:

Exhibit No.     Exhibit

  I. A.B. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

  I. C.         Rate Volume Analysis and Interest Rate Sensitivity Analysis

 II. A.B.       Securities Portfolio

III. A.B.C.     Loan Portfolio

 IV.            Summary of Loan Loss Experience

  V. A.B.C.D.   Deposits

 VI.            Return on Equity and Assets


I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential


                                                  2002                            2001                            2000

                                                  Interest                        Interest                        Interest
(in thousands)                        Average     Earned/             Average     Earned/             Average     Earned/
                                      Balance     Paid<F2>   Rate     Balance     Paid<F2>   Rate     Balance     Paid<F2>   Rate

ASSETS
Interest Earning  Assets:
Securities<F1>:
  U.S. Treasury & Government
    Agencies                           $92,650     $4,799    5.18%     $85,714     $5,483    6.40%     $87,302     $5,685    6.51%
  State & Political
    Subdivisions                        31,190      2,391    7.67       28,603      2,251    7.87       26,955      2,217    8.22
  Other                                 15,163        753    4.97       15,590      1,021    6.55       11,412        869    7.61

    Total Securities                   139,003      7,943    5.71      129,907      8,755    6.74      125,669      8,771    6.98

Interest Bearing Balances With
  Other Financial Institutions          10,468        148    1.41        3,022         74    2.45        1,128         64    5.67

Federal Funds Sold                      12,628        210    1.66        7,265        252    3.47        5,595        349    6.24

Loans:
  Loans, Less
    Unearned Income <F3>               191,646     14,646    7.64      193,121     15,785    8.17      181,186     15,367    8.48

    Total Interest-Earning Assets      353,745    $22,947    6.49%     333,315    $24,866    7.46%     313,578    $24,551    7.84%

Cash and Due From Banks                  9,543                           7,932                           7,678
Allowance for Loan Losses               (2,827)                         (2,589)                         (2,742)
Other Assets <F4>                       17,708                          15,989                          13,114

    Total Assets                      $378,169                        $354,647                        $331,628

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                    $67,736     $1,154    1.70%     $51,748     $1,193    2.31%     $47,653     $1,244    2.61%
    NOW                                 31,316        164    0.52       29,632        290    0.98       28,740        361    1.26
    Money Market Accounts               42,116        784    1.86       32,036      1,002    3.13       31,564      1,178    3.73
  Certificates of Deposit
    $100,000 or More                    32,484        925    2.85       50,479      2,292    4.54       55,039      3,318    6.03
  Other Time Interest-Bearing           89,232      3,375    3.78       86,149      4,619    5.36       82,393      4,428    5.37

    Total Int.-Bearing Deposits        262,884      6,402    2.44      250,044      9,396    3.76      245,389     10,529    4.29

  Other Short-Term Borrowings
    & Repurchase Agreements             12,459        606    4.86       11,065        588    5.31        7,538        435    5.77
  Notes Payable - FHLB                  36,467      1,292    3.54       30,291      1,424    4.70       18,227      1,127    6.18

    Total Interest-Bearing
      Liabilities                      311,810     $8,300    2.66%     291,400    $11,408    3.91%     271,154    $12,091    4.45%


Demand Deposits                         28,565                          26,756                          26,972

Other Liabilities                        1,690                           1,959                           1,485

    Total Liabilities                  342,065                         320,115                         299,611

Stockholders' Equity                    36,104                          34,532                          32,017

    Total Liabilities and
      Stockholders' Equity            $378,169                        $354,647                        $331,628


<F1> Includes available for sale securities, investment securities, Federal
     Home Loan Bank stock and Federal Reserve Bank stock at amortized cost.

<F2> Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 8.00% for 2002, 8.50% for 2001 and 9.00% for 2000 (less Federal tax effect) for all periods presented.

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

(Cont'd)

                                             2002        2001        2000

Average yield on interest-
  earning assets*                            6.49%       7.46%       7.84%

Average effective rate paid
  on interest-bearing liabilities            2.66%       3.91%       4.45%

Spread between interest-earning
  assets and interest-bearing
  liabilities*                               3.83%       3.55%       3.39%

Net interest income* (in thousands)       $14,647     $13,458     $12,460

Net interest margin*                         4.14%       4.04%       3.98%

*On a fully taxable equivalent basis.


1. C. Rate Volume Analysis

The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):



                                                  2002 Compared to 2001                       2001 Compared to 2000
                                              Increase (decrease) due to:<F1>             Increase (decrease) due to:<F1>

                                            Volume         Rate          Total          Volume          Rate         Total

Interest Earned on:
  Loans                                     ($121)       ($1,018)       ($1,139)         $940          ($522)         $418
  Taxable Securities                          416         (1,368)          (952)          (25)           (25)          (50)
  Non-Taxable Securities<F2>                  204            (64)           140           112            (78)           34
  Federal Funds Sold                          186           (228)           (42)          198           (295)          (97)
  Interest-Bearing Balances
    with Banks                                182           (108)            74            15             (5)           10

    Total                                     867         (2,786)        (1,919)        1,240           (925)          315

Interest Paid on:
  Deposits                                    482         (3,476)        (2,994)          204         (1,337)       (1,133)
  Short-Term Borrowings & Repos                74            (56)            18           184            (31)          153
  Notes Payable - FHLB                        290           (422)          (132)          466           (169)          297

    Total                                     846         (3,954)        (3,108)          854         (1,537)         (683)

Net Interest Differential<F2>                 $21         $1,168         $1,189          $386           $612          $998


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




1. C. Interest Rate Sensitivity Analysis


                                                                Maturity/Repricing Period at December 31, 2002

                                                                After 3 Mo.       After One
                                                 Within         But Within        But Within          After
(in thousands)                                  3 Months         1 Year           Five Years        Five Years          Total

Rate sensitive assets (RSA):
  Securities<F1>                                 $32,044         $38,108            $51,849           $31,536          $153,537
  Loans, net of unearned discount                 42,450          19,714             60,852            63,248           186,264
  Cash & Cash Equivalents                         23,408               0                  0                 0            23,408

Total rate sensitive assets                      $97,902         $57,822           $112,701           $94,784          $363,209

Rate sensitive liabilities (RSL):
  Savings, NOW & MMDA accounts                   $63,826              $0                 $0           $88,643          $152,469
  Time deposits                                   22,565          44,731             53,024                 0           120,320
  Borrowings                                      22,966           1,287             10,413            18,023            52,689

Total rate sensitive liabilities                $109,357         $46,018            $63,437          $106,666          $325,478


<F1> Includes securities available for sale and investment securities at amortized cost and FHLB and FRB stock at cost.






GAP (RSA - RSL)                                            ($11,455)           $11,804             $49,264           ($11,882)
CUMULATIVE GAP (RSA - RSL)                                  (11,455)               349              49,613             37,731

RSA divided by RSL                                             89.5%             125.7%              177.7%              88.9%
RSA divided by RSL - Cumulative                                89.5              100.2               122.7              111.6

GAP divided by equity                                         (31.1)              32.0               133.6              (32.2)
GAP divided by equity - Cumulative                            (31.1)               0.9               134.5              102.3

RSA divided by total assets                                    25.0               14.8                28.8               24.2
RSA divided by total assets - Cumulative                       25.0               39.7                68.5               92.7

RSL divided by total assets                                    27.9               11.7                16.2               27.2
RSL divided by total assets - Cumulative                       27.9               39.7                55.8               83.1

GAP divided by total assets                                    (2.9)               3.0                12.6               (3.0)
GAP divided by total assets - Cumulative                       (2.9)               0.1                12.7                9.6


CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was 0.1% of assets at December 31, 2002. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the Board of Directors and senior management, is responsible for managing the Company's rate sensitivity position.

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

The Company has identified a portion of its savings deposits as being rate sensitive based on prior years' historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest income based on an immediate and sustained shift in interest rates of +/- 200 bp. At December 31, 2002 the net annualized interest income exposure, based on a -200bp rate change was an decrease of approximately $407,000.

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

II. Securities Portfolio

A. The carrying amounts of the Company's securities as of December 31 are summarized below:

(in thousands)



                                                                    2002             2001             2000

Securities Available for Sale:
   Debt Securities:
   U.S. Treasury and other U.S. Government Agencies               $108,895           $86,855         $80,566
   State and Political Subdivisions                                 25,689            23,035          16,516
   Corporate securities                                              8,276             9,184           9,606

      Total Debt Securities Available for Sale                     142,860           119,074         106,688
   Equity Securities:
   Corporate securities                                              1,359             1,175             157

      Total Equity Securities Available for Sale                     1,359             1,175             157

         Total Securities Available for Sale                      $144,219          $120,249        $106,845

Investment Securities:
   Obligations of U.S. Government Agencies                             $15               $42          $1,693
   State and Political Subdivisions                                  7,554             7,913          11,960
   Corporate securities                                              2,000             2,000           2,000

      Total                                                         $9,569            $9,955         $15,653

Investments Required By Law:
   Federal Reserve Bank stock                                         $692              $692            $692
   Federal Home Loan Bank stock                                      2,469             2,161           1,577

      Total                                                         $3,161            $2,853          $2,269



B. Maturity Distribution of the Company's securities as of December 31, 2002:

(in thousands)



                                                                           Maturing

                                    Within                 After One But              After Five But                After
                                   One Year              Within Five Years           Within Ten Years             Ten Years

                              Amount     Yield<F1>      Amount      Yield<F1>      Amount      Yield<F1>     Amount      Yield<F1>

Debt Securities
Available for Sale
U.S. Treasury and other
  U.S. Gov't Agencies         $1,049       4.22%        $22,107       3.85%        $19,933       4.43%       $65,806       5.24%

State and Political
  Subdivisions                   638       9.20           1,662       7.08          11,686       7.58         11,703       7.51

Corporate securities           1,004       5.96               0       0.00           1,066       7.98          6,206       4.02

    Total<F2>                 $2,691       6.04%        $23,769       4.10%        $32,685       5.62%       $83,715       5.45%



<F1> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal (other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F2> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2002.






                                                                           Maturing

                                    Within                 After One But              After Five But                After
                                   One Year              Within Five Years           Within Ten Years             Ten Years

                              Amount     Yield<F1>       Amount     Yield<F1>       Amount     Yield<F1>      Amount     Yield<F1>

Investment Securities
U.S. Government Agencies         $15       7.50%             $0       0.00%             $0       0.00%            $0       0.00%

State and Political
  Subdivisions                 1,770       5.79           2,821       8.46           2,314       8.01            649       7.63

Corporate securities               0       0.00               0       0.00               0       0.00          2,000       6.82

    Total<F2>                 $1,785       5.80%         $2,821       8.46%         $2,314       8.01%        $2,649       7.01%


<F1> A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal (other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

<F2> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2002.




Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The weighted average dividend on these stocks as of December 31, 2002 was 5.70%.


III. Loan Portfolio


A. Types of Loans<F1>
                                    2002                 2001                 2000                 1999                 1998

December 31 (in thousands)    Balance   %<F2>      Balance   %<F2>      Balance   %<F2>      Balance   %<F2>      Balance   %<F2>

Residential Real
  Estate Loans<F2>            $80,616    40.1%     $85,977    40.6%     $88,517    44.0%     $90,780    49.4%     $46,423    35.1%
Commercial
  and Commercial
  Real Estate                  51,313    25.5       48,979    23.1       44,790    22.3       37,868    20.6       35,877    27.2
Consumer Loans                 69,088    34.4       76,727    36.3       67,756    33.7       55,137    30.0       49,727    37.7

    Total                     201,017   100.0%     211,683   100.0%     201,063   100.0%     183,785   100.0%     132,027   100.0%

Less: Allowance for
        loan losses             3,083                2,506                2,750                2,697                1,580
      Unearned Income          14,753               16,734               14,473               11,372               10,190

    Total                    $183,181             $192,443             $183,840             $169,716             $120,257


<F1> At December 31, 1998 through December 31, 2002, the subsidiary Bank did not have any construction loans in the loan portfolio.

<F2> % represents the percentage of loans in the category to total loans.




B. Maturities and Sensitivity of Loans to Changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 2002, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:

                                        After One
                          One Year      But Within       After
(in thousands)          or Less(a)(b)   Five Years     Five Years     Total

Commercial
  and Commercial
  Real Estate              $34,763        $14,517        $2,033      $51,313

(a) Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.

(b)  Includes floating rate loans of $22,595 that reprice at least quarterly.


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



(in thousands)                                              2002          2001           2000           1999         1998

Loans on a non-accrual basis                              $1,620          $374           $936         $1,507         $280

Loans past due 90 days or more                                67           159            210            108          249

Restructured loans                                             0             0              0              0            0

  Total non-performing loans                              $1,687          $533         $1,146         $1,615         $529

Total non-performing loans as a percent
  of total loans - net of unearned income                    0.9%          0.3%           0.6%           0.9%         0.4%


For loans on a non-accrual basis, loans past due 90 days or more and restructured loans the difference between the interest collected and recognized as income and the amounts which would have been accrued was not significant for the years 1998 through 2002.

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

III. Loan Portfolio

(cont'd)

C. Risk Elements

2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $8.4 million at December 31, 2002 were classified as potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 2003.

3. Foreign Outstandings - None

4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange
Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the Counties of Fulton and Saratoga and, therefore, there are substantial concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through prudent underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 2002, the only concentration of loans that existed within the Bank's portfolio, other than the geographic concentration referred to above, were loans to the leather and leather related industries. Loans to this customer segment were $4.2 million, which represented 2.1% of the gross loans outstanding at December 31, 2002. Loans totaling approximately $2.4 million to this customer segment are currently on the subsidiary Bank's internal watch list. Commitments to this segment were $4.3 million, which represented 17.7% of the total commitments outstanding at December 31, 2002.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.



Years Ended December 31,                                    2002           2001           2000           1999           1998

(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)                          $186,264       $194,949       $186,590       $172,413       $121,837

Average loans outstanding during the year
  (less average unearned income)                          $191,646       $193,121       $181,186       $152,974       $121,252

Balance of allowance at beginning of year                   $2,506         $2,750         $2,697         $1,580         $1,492

Loans charged off:
  Commercial and Commercial Real Estate                        (55)          (435)           (40)           (30)           (17)
  Residential Real Estate                                        0              0              0           (105)            (8)
  Consumer                                                    (668)          (561)          (199)          (146)          (124)

    Total loans charged off                                   (723)          (996)          (239)          (281)          (149)

Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate                         12             12             12              1              0
  Residential Real Estate                                       22             33             26             28              0
  Consumer                                                     101            182             35             22             17

    Total Recoveries                                           135            227             73             51             17

Net loans charged off                                         (588)          (769)          (166)          (230)          (132)

Acquisition-related allowance                                    0              0              0          1,167              0

Additions to allowance charged to operating expense          1,165            525            219            180            220

    Balance of allowance at end of year                     $3,083         $2,506         $2,750         $2,697         $1,580

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                              0.31%          0.40%          0.09%          0.15%          0.11%

Net charge-offs as percent of allowance at
  beginning of year                                          23.46%         27.96%          6.15%         14.56%          8.85%

Allowance as percent of loans outstanding
  at end of year (less unearned income)                       1.66%          1.29%          1.47%          1.56%          1.30%


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

During 2002, the subsidiary Bank made a provision to its allowance for loan losses in the amount of $1,165,000. The subsidiary Bank's allowance for loan losses at December 31, 2002 totaled $3,083,000 or 1.66% of total loans, net of unearned income. Net charge offs for 2002 totaled $588,000. Certain other commercial, financial, and agricultural loans known to have problems are not expected to increase the subsidiary Bank's losses during 2003. At year-end 2002, there were $1,620,000 of loans in a non-accrual status. At December 31, 2002, $324,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Although management of the Company believes that the allowance is adequate to provide for inherent risk of loss, there can be no assurance that the Company will not sustain losses in any given period which could be substantial.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:



                                               2002                       2001                       2000

                                       Average                    Average                    Average
(in thousands)                         Balance        Rate        Balance        Rate        Balance        Rate

Demand Deposits                         $28,565                    $26,756                    $26,972

Regular Savings, NOW, and
  Money Market                          141,168       1.49%        113,416       2.19%        107,957       2.58%

Certificates of Deposit and
  Other Time Deposits                   121,716       3.53%        136,628       5.06%        137,432       5.64%

    Total                              $291,449                   $276,800                   $272,361



B. There were no foreign deposits in domestic offices at December 31, 2002, 2001 and 2000.

C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 2002. (in thousands) Maturing in:

Three months or less                         $10,913
Over three months through six months           3,026
Over six months through twelve months          6,725
Over twelve months                             8,999

D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.


VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                                   2002       2001       2000
Percentage of net income to:
  Average total assets                             1.22%      1.14%      1.12%
  Average total stockholders' equity              12.83      11.68      11.57

Percentage of cash dividends paid
  to net income                                   34.09      37.70      39.84

Percentage of average stockholders' equity
  to average total assets                          9.55       9.74       9.65

ITEM 2. Properties

The Bank's main office building is owned by the Company. In addition, the Company owns property located at 52 N. Main Street and 185 Fifth Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York, 4178 State Highway 30, Amsterdam, New York and 295 Broadway, Saratoga Springs, New York. All properties are currently used for branch offices and are considered to be adequate in meeting current and projected customer and subsidiary Bank needs. The Insurance Agency leases property at 7 Church Street, Gloversville, New York, which property is adequate for its use.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table sets forth selected information about the executive officers of the Company.



Name, Age                  Office and Position with the Company or the Subsidiary Bank               Officer Since

Ronald J. Bradt, 59        Senior Vice President, Bank                                                    1974

George E. Doherty, 46      Vice President, Bank                                                           1983

Michael J. Frank, 56       Vice President and Comptroller, Bank Treasurer, Company                        1990

George A. Morgan, 60       Executive Vice President, Cashier and Trust Officer, Bank                      1974
                           Vice President & Secretary, Company

William N. Smith, 62       Chairman of the Board, President and Chief Executive Officer,                  1974
                           Bank & Company


Each of the executive officers of the Company have been principally employed as an officer of the Company or the subsidiary Bank for the past five years.


PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters

The information set forth under the heading "Market and Dividend Information" on page 38 of the registrant's 2002 Annual Report is incorporated herein by reference. Over-the-counter quotations reflect inter-dealer prices and may not necessarily represent actual transactions. The Company increased its dividend in 2002 for the thirty-sixth consecutive year and anticipates paying comparable dividends in the future. Information regarding restrictions on dividend payments can be found on page 20 of the registrant's 2002 Annual Report under "Notes to Consolidated Financial Statements - Dividend Restrictions".

ITEM 6. Selected Financial Data

The information set forth under the heading "Five Year Financial
Summary" on page 13 of the registrant's 2002 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Financial Review" on pages
6 through 12 of the registrant's 2002 Annual Report is incorporated herein by reference.

Forward-Looking Statements

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and its wholly-owned subsidiary, City National Bank and Trust Company (the "Bank"). Where used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words and expressions, as they relate to the Company or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) in the interest rate environment which could reduce anticipated or actual margins;
(iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in Fulton and Saratoga Counties, New York), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity

Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section page 10 of Company's 2002 Annual Report for additional discussion on liquidity.

The Company, on average, during 2002 had $12.6 million of its assets invested in federal funds sold.

Capital

At December 31, 2002, stockholders' equity was $36.9 million, which represents an increase of $2.2 million, or 6.5% over 2001. This follows an increase of $0.7 million, or 1.9% over 2000. The increases from 2001 to 2002 and 2000 to 2001 were primarily due to a combination of net retained earnings and net unrealized gains in market value of the available for sale securities, less net treasury stock transactions. These increases were partially offset by the recording of a minimum pension liability adjustment, net of tax.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 2002. The Company's risk-based capital ratio was 16.2% and 16.0% at December 31, 2002 and 2001, respectively. Dividends per share declared in 2002 were $0.70 as compared to $0.66 in 2001 and $0.62 in 2000.

See "Financial Review" section page 10 of Company's 2002 Annual Report for additional discussion on capital.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards
Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Statement No. 133, as amended by Statement No. 137 and Statement No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of January 1, 2001 and during the year of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133, as amended, did not have any effect on the Company's consolidated financial statements.

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

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of Statement No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of the Statement No. 145 provisions which were effective May 15, 2002 did not have any effect on the Company's consolidated financial statements. The implementation of the remaining provisions is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of
Certain Financial Institutions". This statement amends Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", Statement No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement No. 141 and Statement No. 142. In addition, this statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002 and are effective after September 30, 2002. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

Critical Accounting Policies

Pursuant to SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated financial statements. Included in Note 1 to the consolidated financial statements contained in the Company's 2002 Annual Report is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the consolidated financial statements.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading "Financial Review - Market
Risk" pages 11 and 12 of the registrant's 2002 Annual Report is incorporated herein by reference. Also, the information reported on page 6 of this report is incorporated by reference.

ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 14 through 37 of the registrant's 2002 Annual Report is incorporated herein by reference.

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

The eleven persons listed below are currently directors of the Company. Except as noted below, all of the directors have held the same or another executive position with the same employer during the past five years.



                                Principal Occupation                                                    Director of the
Name, Age                       for Past Five Years                                       Class         Company Since

John C. Miller, 72              President, John C. Miller, Inc.                             2                1988
                                Automobile Dealer

Frank E. Perrella, 75           President, Sira Corp.                                       2                1988
                                Consultant

Robert L. Maider, 71            Attorney-at-Law, Maider & Smith                             2                1988

William N. Smith, 62            Chairman of the Board, President                            1                1988
                                and Chief Executive Officer
                                of the Company and the Bank

George A. Morgan, 60            Vice President & Secretary                                  3                1991
                                of the Company and Executive Vice President,
                                Cashier & Trust Officer of the Bank

Brian K. Hanaburgh, 53          Owner                                                       1                1994
                                D/B/A McDonald's Restaurants
                                Fast Food Restaurants

Clark D. Subik, 48              President, Superb Leather, Inc.                             3                1995
                                Leather Merchandiser




                                Principal Occupation                                                    Director of the
Name, Age                       for Past Five Years                                       Class         Company Since

Deborah H. Rose, 52             Retired Vice President, Hathaway Agency, Inc.               3                1996
                                General Insurance

Theodore E. Hoye, III, 54       President, First Credit Corporation                         3                1998
                                Financing and Insuring of Manufactured Housing

Timothy E. Delaney, 40          President, Delaney Construction Corporation                 2                1999
                                Heavy/Highway Construction

Richard D. Ruby, 54             President, Ruby & Quiri, Inc.                               1                1999
                                Home Furnishings Retailer


Management is not aware of any family relationships between the above named directors.

Executive Officers of the Registrant

The following table sets forth selected information about the executive officers of the Company.



Name, Age               Office and Position with the Company or the Subsidiary Bank               Officer Since

Ronald J. Bradt, 59     Senior Vice President, Bank                                                    1974

George E. Doherty, 46   Vice President, Bank                                                           1983

Michael J. Frank, 56    Vice President and Comptroller, Bank                                           1990
                        Treasurer, Company

George A. Morgan, 60    Executive Vice President, Cashier and Trust Officer, Bank                      1974
                        Vice President & Secretary, Company

William N. Smith, 62    Chairman of the Board, President and Chief Executive Officer,                  1974
                        Bank & Company


Each of the executive officers of the Company have been principally employed as an officer of the Company or the subsidiary Bank for the past five years.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Officers' Compensation", "Employment Arrangements", "Compensation of Directors" and "Compensation Pursuant to Plans", at pages 8 through 13 of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders; provided however that the captions entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is hereby incorporated by reference herein from the caption "Proposal 1 - Election of Directors" at pages 3 through 6 of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.


                                        Equity Compensation Plan Information


                                                                                                      Number of securities
                                                                                                    remaining available for
                                                                                                     future issuance under
                                         Number of securities to           Weighted-average           equity compensation
                                         be issued upon exercise           exercise price of            plans (excluding
                                         of outstanding options,         outstanding options,       securities reflected in
                                           warrants and rights            warrants and rights             column (a))

                                                   (a)                            (b)                         (c)

Equity compensation plans
approved by security holders                     224,619                         27.23                      184,450

Equity compensation plans not
approved by security holders <F1>                 23,143                         15.22                         -

Total                                            247,761                         26.11                      184,450


<F1> Represents common shares covered by options assumed by registrant in connection with its acquisition, through merger, of Adirondack Financial Services Bancorp, Inc. on the terms set forth in the Adirondack Financial Services stock option plan and at an exchange ratio of .575 of a registrant common share for each Adirondack Financial Services' common share.



ITEM 13. Certain Relationships and Related Transactions

Incorporated by reference to "Related Party Transactions" on page 16 of the proxy statement.

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

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated herein by reference:

Independent Auditors' Report

Financial Statements (Consolidated)

Statements of Condition - December 31, 2002 and 2001

Statements of Income - Years ended December 31, 2002, 2001 and 2000

Statements of Changes in Stockholders' Equity - Years ended December 31, 2002, 2001, and 2000

Statements of Cash Flows - Years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(All financial statement schedules for the registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

The following are the exhibits:



Exhibit No.   Exhibit                                                                                         Location

3.1           Restated Certificate of Incorporation of CNB Bancorp, Inc.                                         (1)
              (incorporated by reference)

3.2           Bylaws of CNB Bancorp, Inc. (incorporated by reference)                                            (2)

4.            Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

              Material contracts:

10.1          Agreement for Supplemental Retirement Benefits for William N. Smith                                (3)
              (incorporated by reference)

10.2          Stock Option Plan (incorporated by reference)                                                      (4)

10.3          Change of Control Agreement with William N. Smith                                                  (5)
              (incorporated by reference)

10.4          Change of Control Agreement with George A. Morgan                                                  (6)
              (incorporated by reference)

10.5          Long-Term Incentive Compensation Plan                                                              (7)
              (incorporated by reference)

13.           Annual Report to Security Holders

21.           Subsidiaries of the Registrant

23.           Independent Auditors' Consent

99.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


Location

(1) Incorporated by reference to Exhibit 3 to the report on Form 8-K filed by the Company with the SEC on August 10, 2001.

(2) Incorporated by reference to Exhibit 3 to the annual report on Form 10-K filed by the Company with the SEC on March 31, 1996.

(3) Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed by the Company with the SEC on March 29, 2002.

(4) Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14-A filed by the Company with the SEC on September 7, 1998.

(5) Incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K filed by the Company with the SEC on March 31, 2002.

(6) Incorporated by reference to Exhibit 10.4 to the annual report on Form 10-K filed by the Company with the SEC on March 31, 2002.

(7) Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14-A filed by the Company with the SEC on March 14, 2002.

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


Dated: March 25, 2003




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                                          Title                                                    Date

By /s/ John C. Miller                              Director                                            March 25, 2003
----------------------------
John C. Miller

By /s/ Frank E. Perrella                           Director                                            March 25, 2003
----------------------------
Frank E. Perrella

By /s/ Robert L. Maider                            Director                                            March 25, 2003
----------------------------
Robert L. Maider

By /s/ William N. Smith                            Chairman of the Board,                              March 25, 2003
----------------------------                       Officer (chief executive officer)

By /s/ George A. Morgan                            Vice President and Secretary                        March 25, 2003
----------------------------                       (principal financial and accounting
George A. Morgan                                   officer) and Director

By /s/ Brian K. Hanaburgh                          Director                                            March 25, 2003
----------------------------
Brian K. Hanaburgh

By /s/ Clark D. Subik                              Director                                            March 25, 2003
----------------------------
Clark D. Subik

By /s/ Deborah H. Rose                             Director                                            March 25, 2003
----------------------------
Deborah H. Rose

By /s/ Theodore E. Hoye III                        Director                                            March 25, 2003
----------------------------
Theodore E. Hoye III

By /s/ Timothy E. Delaney                          Director                                            March 25, 2003
----------------------------
Timothy E. Delaney

By /s/ Richard D. Ruby                             Director                                            March 25, 2003
----------------------------
Richard D. Ruby


                              CNB BANCORP, INC.

                          CERTIFICATIONS PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

     I, William N. Smith, Chairman, President and Chief Executive Officer of CNB Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of CNB Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date    March 25, 2003
----------------------


By /s/ William N. Smith
-------------------------------------
William N. Smith, Chairman,
President and Chief Executive Officer

CERTIFICATION

     I, George A. Morgan, Vice President, Secretary and Chief Financial Officer of CNB Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of CNB Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    March 25, 2003
----------------------


By /s/ George A. Morgan
-------------------------------------
George A. Morgan, Vice President,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Reg. S - K
Exhibit Number          Description

3.1                     Restated Certificate of Incorporation
                        of CNB Bancorp, Inc.

3.2                     Bylaws of CNB Bancorp, Inc.

4.                      Instruments Defining the Rights of Security Holders
                        (See Exhibits 3.1 and 3.2)

                        Material contracts:

10.1 Agreement for Supplemental Retirement Benefits for William N. Smith

10.2                    Stock Option Plan

10.3                    Change of Control Agreement with William N. Smith

10.4                    Change of Control Agreement with George A. Morgan

10.5                    Long-Term Incentive Compensation Plan

13.                     Annual Report to Security Holders

21.                     Subsidiaries of the Registrant

23.                     Independent Auditors' Consent

99.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.