Form 10-Q
period 2003-03-31
CNB BANCORP INC /NY/
filed 2003-05-12
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended March 31, 2003     Commission File Number: 0-17501

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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                                 as of May 12, 2003
   $2.50 par value                                        2,221,761



                                                  CNB BANCORP, INC.

                                                        INDEX

                                                                                                 Page No.

PART I FINANCIAL INFORMATION

Item 1 Consolidated interim financial statements (unaudited):

       Consolidated statements of income for the three months ended March 31, 2003 and 2002          1

       Consolidated statements of financial condition as of March 31, 2003 and December 31, 2002     2

       Consolidated statements of cash flows for the three months ended March 31, 2003 and 2002      3

       Notes to consolidated interim financial statements (unaudited)                              4 - 6

Item 2 Management's discussion and analysis of financial condition and results of operations       7 - 9

Item 3 Quantitative and qualitative disclosures about market risk                                    10

Item 4 Controls and procedures                                                                       11


PART II OTHER INFORMATION

Item 1 Legal proceedings - not applicable

Item 2 Changes in securities and use of proceeds - none

Item 3 Defaults upon senior securities - none

Item 4 Submission of matters to a vote of security holders - None

Item 5 Other information - none

Item 6 Exhibits and Reports on Form 8-K                                                              11

Signatures                                                                                           12
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                           13 - 14
Exhibit Index                                                                                        15



                                                  CNB BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          2003                 2002
                                                                  -------------------  -------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                  $3,358               $3,790
  Interest on federal funds sold                                                  39                   53
  Interest on balances due from depository institutions                           54                   13
  Interest on securities available for sale                                    1,529                1,592
  Interest on investment securities                                              145                  139
  Dividends on FRB and FHLB stock                                                 45                   32
                                                                  -------------------  -------------------
    Total interest and dividend income                                         5,170                5,619

INTEREST EXPENSE
 Interest on deposits:
  Regular savings, NOW and money market accounts                                 411                  516
    Certificates and time deposits of $100,000 or more                           231                  247
    Other time deposits                                                          713                  898
  Interest on securities sold under agreements to repurchase                     148                  149
  Interest on other borrowings                                                   313                  299
                                                                  -------------------  -------------------
    Total interest expense                                                     1,816                2,109

NET INTEREST INCOME                                                            3,354                3,510
  Provision for loan losses                                                      385                  310
                                                                  -------------------  -------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                             2,969                3,200

OTHER INCOME
  Income from fiduciary activities                                                40                   43
  Service charges on deposit accounts                                            162                  139
  Insurance commissions                                                          357                  364
  Other income                                                                   153                  154
                                                                  ------------------- --------------------
    Total other income                                                           712                  700

OTHER EXPENSES
  Salaries and employee benefits                                               1,185                1,063
  Occupancy expense, net                                                         155                  125
  Furniture and equipment expense                                                119                  118
  External data processing expense                                               258                  205
  Other expense                                                                  485                  558
                                                                  -------------------  -------------------
    Total other expenses                                                       2,202                2,069
                                                                  -------------------  -------------------
INCOME BEFORE INCOME TAXES                                                     1,479                1,831
  Provision for income taxes                                                     396                  550
                                                                  -------------------  -------------------
NET INCOME                                                                    $1,083               $1,281
                                                                  ===================  ===================
 Earnings per share
    Basic                                                                      $0.49                $0.56
    Diluted                                                                     0.49                 0.55

See accompanying notes to consolidated interim financial statements



                                                CNB BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (In thousands, except share data)

                                                                             (Unaudited)
                                                                           March 31, 2003      December 31, 2002
                                                                         ------------------    ------------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                              $9,917               $11,252
  Interest bearing                                                                  19,252                12,508
  Federal funds sold                                                                13,500                10,900
                                                                         -------------------   ------------------
    Total cash and cash equivalents                                                 42,669                34,660

Securities available for sale, at fair value                                       147,104               144,219

Investment securities, at cost (approximate fair
  value at March 31, 2003 - $9,727; at December 31, 2002 - $9,975)                   9,331                 9,569

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                            3,203                 3,161

Loans                                                                              194,433               201,017
   Unearned income                                                                 (13,773)              (14,753)
   Allowance for loan losses                                                        (3,389)               (3,083)
                                                                         -------------------    ------------------
       Net loans                                                                   177,271               183,181

Premises and equipment, net                                                          4,710                 3,996
Accrued interest receivable                                                          2,271                 1,801
Goodwill                                                                             3,960                 3,960
Other assets                                                                         7,639                 7,257
                                                                         -------------------    ------------------
       Total assets                                                               $398,158              $391,804
                                                                         ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                   $27,905               $27,827
   Regular savings, NOW and money market accounts                                  153,246               152,469
   Certificates and time deposits of $100,000 or more                               33,424                29,663
   Other time deposits                                                              91,880                90,657
                                                                         -------------------    ------------------
       Total deposits                                                              306,455               300,616

Securities sold under agreements to repurchase                                      11,874                13,570
Notes payable - Federal Home Loan Bank                                              40,023                39,119
Other liabilities                                                                    2,401                 1,615
                                                                         -------------------    ------------------
       Total liabilities                                                           360,753               354,920

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                            6,004                 6,004
Surplus                                                                              4,418                 4,418
Undivided profits                                                                   31,128                30,517
Accumulated other comprehensive income                                               1,266                 1,299
Treasury stock, at cost; 179,934 shares at March 31, 2003 and
   176,491 shares at December 31, 2002                                              (5,411)               (5,354)
                                                                         -------------------    ------------------
       Total stockholders' equity                                                   37,405                36,884
                                                                         -------------------    ------------------
       Total liabilities and stockholders' equity                                 $398,158              $391,804
                                                                         ===================    ==================

See accompanying notes to consolidated interim financial statements


                                                  CNB BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,

                                                                                             2003                  2002
                                                                                     -------------------   -------------------
Cash flows from operating activities:
   Net income                                                                                  $1,083                $1,281
Adjustments to reconcile net income to net cash provided by operating activities:
   Increase in interest receivable                                                               (470)                 (574)
   (Increase)/decrease in other assets                                                           (143)                  264
   Increase in other liabilities                                                                  786                   623
   Deferred income tax benefit                                                                   (159)                 (121)
   Depreciation and other amortization expense                                                     93                   135
   Net increase in cash surrender value of bank-owned life insurance                              (67)                  (33)
   Amortization of premiums/discounts on securities, net                                          285                    64
   Provision for loan losses                                                                      385                   310
                                                                                     -------------------   -------------------
      Total adjustments                                                                           710                   668
                                                                                     -------------------   -------------------
         Net cash provided by operating activities                                              1,793                 1,949
                                                                                     -------------------   -------------------

Cash flows from investing activities:
   Purchase of investment securities                                                               --                  (277)
   Purchase of securities available for sale                                                  (29,045)              (18,695)
   Net purchase of FRB and FHLB stock                                                             (42)                  (94)
   Proceeds from maturities, paydowns and calls of investment securities                          235                   283
   Proceeds from maturities, paydowns and calls of securities available for sale               25,825                10,631
   Net decrease/(increase) in loans                                                             5,496                  (258)
   Purchases of premises and equipment, net                                                      (770)                 (179)
                                                                                     -------------------   -------------------
         Net cash provided/(used) by investing activities                                       1,699                (8,589)
                                                                                     -------------------   -------------------

Cash flows from financing activities:
   Net increase in deposits                                                                     5,839                 8,032
   (Decrease)/increase in securities sold under agreements to repurchase                       (1,696)                  467
   Increase in notes payable - FHLB                                                               904                 1,909
   Treasury stock purchased                                                                      (233)                 (200)
   Cash dividends paid on common stock                                                           (423)                 (386)
   Proceeds from the sale of treasury stock                                                       126                    82
                                                                                     -------------------   -------------------
         Net cash provided by financing activities                                              4,517                 9,904
                                                                                     -------------------   -------------------

Net increase in cash and cash equivalents                                                       8,009                 3,264
Cash and cash equivalents beginning of period                                                  34,660                19,729
                                                                                     -------------------   -------------------

Cash and cash equivalents end of period                                                       $42,669               $22,993
                                                                                     ===================   ===================

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest                                                                                    $1,823                $2,154
   Income taxes                                                                                    39                    34
Supplemental schedule of noncash investing activities:
   Net reduction in loans resulting from the transfer to real estate owned                        $14                   $--
   Decrease in taxes payable due to exercise of non-qualified stock options                         6                    --


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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2002 Annual Report on Form 10-K.

2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2003 and 2002. (In thousands, except per share amounts)

                                                      Weighted
                                           Net         Average
                                         Income        Shares       Per Share
                                       (Numerator)  (Denominator)    Amount
                                       -----------  -------------   ---------

For the Three Months
  Ended March 31, 2003:
Basic EPS                                 $1,083        2,223         $0.49
                                                                    =========
Dilutive Effect of Stock Options              --            7
                                       -----------  -------------
   Diluted EPS                            $1,083        2,230         $0.49
                                       ===========  =============   =========

For the Three Months
  Ended March 31, 2002:
   Basic EPS                              $1,281        2,275         $0.56
                                                                    =========
   Dilutive Effect of Stock Options           --           34
                                       -----------  -------------
   Diluted EPS                            $1,281        2,309         $0.55
                                       ===========  =============   =========

3. STOCK BASED COMPENSATION

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees". Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, Statement No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by Statement No. 123.

On October 20, 1998, the Company's shareholders approved the CNB Bancorp, Inc. Stock Option Plan (Stock Option Plan) which permits the issuance of options to selected employees. The primary objective of the Stock Option Plan is to provide employees with a proprietary interest in the Company and as an incentive to encourage such persons to remain with the Company. On April 16, 2002, the Company's shareholders approved the Long-Term Incentive Compensation Plan which provided the Company's Compensation Committee with the authority to grant stock options to employees, non-employee directors and consultants of the Company and its subsidiaries. Under the Stock Option Plan, 240,000 shares of authorized but unissued common stock are reserved for issuance upon option exercises. Under the Long-Term Incentive Compensation Plan, 225,000 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund both plans with treasury stock. Options under the plans may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value on the date of the grant. Options expire no later than ten years following the date of the grant.

On June 26, 2001, 35,850 options were awarded at an exercise price of $32.50 per share. These options have a ten-year term with fifty percent vesting one year from the date of the grant and the remaining fifty percent vesting two years from the date of the grant. On June 24, 2002, 40,550 options were awarded at an exercise price of $29.43 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2001: dividend yield of 2.41% and 2.11%, respectively; expected volatility of 15.8% and 18.8%, respectively; risk free interest rate of 4.19% and 4.81%, respectively; and an expected life of five years for grants awarded in both years. Based on the aforementioned assumptions, the Company has estimated that the fair value of the options granted on June 24, 2002 was $4.71 and the options granted on June 26, 2001 was $6.60.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three month periods ended March 31, 2003 and 2002 (in thousands, except per share data):

                                       Three Months          Three Months
                                          Ending                Ending
                                      March 31, 2003        March 31, 2002
                                      --------------        --------------
Net income:
     As reported                          $1,083                $1,281
Deduct: Total stock-based
compensation expense
determined under fair value
based method for all awards,
net of related tax effects                   (38)                  (42)
                                      --------------        --------------
Pro forma net income                      $1,045                $1,239
                                      ==============        ==============

Earnings per share:
     Basic - as reported                   $0.49                 $0.56
     Basic - pro forma                      0.47                  0.54

     Diluted - as reported                  0.49                  0.55
     Diluted - pro forma                    0.47                  0.54

Because the Company's employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

4. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $1,050,000 for the three months ended March 31, 2003 as compared to total comprehensive income of $781,000 for the three months ended March 31, 2002. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and minimum pension liability adjustment.

5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002 and were adopted effective January 1, 2003. All other provisions of Statement No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The adoption of Statement No. 145 did not have any effect on the Company's consolidated financial statements.

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

6. CRITICAL ACCOUNTING POLICIES

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

7. GUARANTEES

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $256,000 at March 31, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to- value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2003 was insignificant.

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

FINANCIAL REVIEW:

Financial Condition:

Total assets at March 31, 2003 were $398.2 million, an increase of $6.4 million, or 1.6%, over the December 31, 2002 amount of $391.8 million. The increase was primarily related to an increase in securities available for sale of $2.9 million and an increase in cash and cash equivalents of $8.0 million. These increases were partially offset by a decrease in loans, net of unearned discount, of $5.6 million. The asset growth was primarily financed by deposit growth of $5.8 million.

Securities available for sale increased by $2.9 million, or 2.0%, from $144.2 million at December 31, 2002, to $147.1 million at March 31, 2003 primarily as a result of the investment of available funds from deposit growth and the decline in consumer lending.

Loans receivable, net of unearned income, decreased $5.6 million, or 3.0% from $186.3 million at December 31, 2002 to $180.7 million at March 31, 2003. The commercial portfolio increased by $0.5 million from December 31, 2002. However, the consumer installment and residential mortgage portfolios were down $2.9 million and $3.1 million, respectively. These decreases were due to a decline in indirect auto lending and a slowdown in consumer mortgage applications. Since the subsidiary Bank is a portfolio lender, we have chosen not to match the lower rates being offered in our market by originators and sellers of loans.
                                     -7-

Cash and cash equivalents increased by $8.0 million, or 23.1%, from $34.7 million at December 31, 2002, to $42.7 million at March 31, 2003 primarily as a result of the accelerated principal paydowns on mortgage backed securities due to the low interest rate environment and the overall deposit growth during the first three months of 2002.

Deposits at March 31, 2003 were $306.5 million, an increase of $5.8 million, or 1.9%, over the balance of $300.6 million at December 31, 2002. This increase is primarily attributed to the increase in regular savings accounts, cash management accounts and certificates and time deposits of $100,000 or more, partially offset by the decrease in NOW accounts and mortgage escrow accounts.

Stockholders' equity increased to $37.4 million at March 31, 2003 from $36.9 million at December 31, 2002, an increase of 1.4%. This increase was primarily due to the retention of earnings, less dividends paid, during thes first three months of 2003 coupled with the decrease in the accumulated other comprehensive income related to the securities available for sale portfolio and the net treasury stock transactions.

Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 2003. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital Resources:

Stockholders' equity to total assets remained virtually unchanged during the first three months of 2003 at 9.4%. The retention of earnings during the first three months of 2003, less dividends paid and the net treasury stock transactions as well as the decrease in accumulated other comprehensive income caused this ratio to remain virtually unchanged from December 31, 2002.

The table below shows the Company's March 31, 2003 ratios, December 31, 2002 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                   Regulatory
                                March 31, 2003  December 31, 2002  Guidelines
                                --------------  -----------------  ----------
Tier 1 risk based capital
  to net risk weighted assets        15.3%            14.9%            6.0%
Total risk based capital to
  net risk weighted assets           16.6             16.2            10.0

Leverage ratio
  (Tier 1/adjusted
  total assets)                       8.0              7.9             5.0

These ratios are well in excess
  of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Total interest and dividend income for the first quarter of 2003 decreased $449,000 or 8.0% from the corresponding period in 2002, while total interest expense decreased $293,000 or 13.9% from the corresponding period in 2002. Net interest income decreased $156,000 or 4.4% from the corresponding period of 2002. This decrease is primarily due to the decrease in average loans outstanding of $11.2 million from the corresponding period in 2002 with the funds being reinvested in lower yielding assets. As a result, the net interest margin declined from 4.34% for the first quarter of 2002 to 3.88% for the corresponding period of 2003.

The decrease in interest and fees on loans of $432,000 or 11.4% from the corresponding period of 2002 is primarily due to the decline in interest rates on the total loan portfolio of 47 basis points from 7.84% for the first quarter of 2002 to 7.37% for the same period of 2003. This decrease was also due to the decrease of $11.2 million in the average volume outstanding compared to the same period of 2002.

The decrease in interest on the securities portfolio of $57,000 from the corresponding period of 2002 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2002. The fully tax effected yield declined 87 basis points from 5.96% for the first quarter of 2002 to 5.09% for the first quarter of 2003.

The decrease in interest expense of $293,000 for the first quarter of 2003 as compared to the same period of 2002 is primarily related to the overall decrease in the average rates being paid in the first quarter of 2003 on all deposit and borrowed fund categories as compared to the same period of 2002. The average rate paid on interest-bearing liabilities for the first quarter of 2003 was 2.22% as compared to 2.83% for the same period of 2002.

The provision for loan losses increased $75,000 from the corresponding period in 2002 to $385,000. Net charge-offs increased to $79,000 in the current quarter compared to $60,000 in the prior year period. The increase in the provision primarily relates to one commercial loan relationship which was moved to doubtful. Non-performing loans increased from $1,687,000 at December 31, 2002 to $2,435,000 at March 31, 2003, an increase of $748,000. This increase primarily relates to one commercial loan relationship. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of March 31, 2003 and 2002. The allowance for loan losses as a percent of net loans outstanding was 1.88% at March 31, 2003 as compared to 1.66% at December 31, 2002 and 1.41% at March 31, 2002.

Non-interest income increased $12,000 or 1.7% from the corresponding period of 2002. This increase was primarily due to an increase in service charges on deposit accounts.

Non-interest expense increased $133,000 or 6.4% from the corresponding period of 2002. Increases in salaries and employee benefits, occupancy expense and external data processing expense were partially offset by a decrease in other expense. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance expense and pension expense. The higher external data processing expense is primarily due to more accounts and additional ATM and debit card usage. The offsetting decrease in other expense is primarily related to lower professional fees and postage expense.

Net income decreased $198,000 or 15.5% as compared to the same period of 2002. This decrease was primarily due to the decrease in the net interest income and the increases in the provision for loan losses and other expenses more than offsetting the decline in the provision for income taxes.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of March 31, 2003 assuming the immediate increases or decreases in interest rates shown below:

           Change in          Estimated Net          Change in
         Interest Rate       Interest Income        Net Interest
         (basis points)       ($000 omitted)           Income
         --------------      ---------------        ------------
             +200                 13,547                1.2%
             +100                 13,664                2.1
                0                 13,390                0.0
             -100                 12,910               (3.6)
             -200                 12,870               (3.9)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of March 31, 2003, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2003 was 2.31% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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



                               By /s/ George A. Morgan
                               ----------------------------------------
                               George A. Morgan, Vice President and
                               Secretary
                               (principal financial and accounting officer)

Dated: May 12, 2003

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

Date                    May 12, 2003
-------------------------------------------------------------------


By                /s/ William N. Smith
-------------------------------------------------------------------
  William N. Smith, Chairman, President and Chief Executive Officer

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

Date                             May 12, 2003
---------------------------------------------------------------------------


By                          /s/ George A. Morgan
---------------------------------------------------------------------------
   George A. Morgan, Vice President, Secretary and Chief Financial Officer

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