Form 10-Q
period 2003-06-30
CNB BANCORP INC /NY/
filed 2003-08-14
CIK 839928

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003            Commission File Number: 0-17501


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

Yes  X      No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                              as of August 11, 2003
   $2.50 par value                                       2,211,823

                              CNB BANCORP, INC.

                                    INDEX

                                                                      Page No.

PART I   FINANCIAL INFORMATION

Item 1   Consolidated interim financial statements:

         Consolidated statements of income for the three months ended
         June 30, 2003 and 2002 and the six months ended June 30,
         2003 and 2002                                                       1

         Consolidated statements of financial condition as of June 30,
         2003 and December 31, 2002                                          2

         Consolidated statements of cash flows for the six months
         ended June 30, 2003 and 2002                                        3

         Notes to consolidated interim financial statements              4 - 6

Item 2   Management's discussion and analysis of financial
         condition and results of operations                            7 - 10

Item 3   Quantitative and qualitative disclosures about market risk         11

Item 4   Controls and procedures                                            12


PART II  OTHER INFORMATION

Item 1   Legal proceedings - not applicable

Item 2   Changes in securities and use of proceeds - none

Item 3   Defaults upon senior securities - none

Item 4   Submission of matters to a vote of security holders -
         Annual Meeting                                                     13

Item 5   Other information - none

Item 6   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15
Exhibit Index                                                               16

                              CNB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                       2003        2002       2003        2002

INTEREST AND DIVIDEND INCOME

  Interest and fees on loans          $3,210     $3,668     $6,568      $7,458
  Interest on federal funds sold          41         55         80         108
  Interest on balances due
    from depository institutions          43         15         97          28
  Interest on securities
    available for sale                 1,522      1,679      3,051       3,271
  Interest on investment securities      122        137        267         276
  Dividends on FRB and FHLB stock         43         34         88          66

    Total interest and
      dividend income                  4,981      5,588     10,151      11,207

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and
      money market accounts              391        545        802       1,061
    Certificates and time deposits
      of $100,000 or more                218        206        449         453
    Other time deposits                  692        894      1,405       1,792
  Interest on securities sold
    under agreements to repurchase       149        150        297         299
  Interest on other borrowings           311        323        624         622

    Total interest expense             1,761      2,118      3,577       4,227
NET INTEREST INCOME                    3,220      3,470      6,574       6,980
  Provision for loan losses              135        225        520         535

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                      3,085      3,245      6,054       6,445

OTHER INCOME
  Income from fiduciary activities        62         59        102         102
  Service charges on deposit accounts    187        153        349         292
  Net gain on securities transactions      4          -          4           -
  Insurance commissions                  119        125        476         489
  Other income                           153        145        306         299

    Total other income                   525        482      1,237       1,182

OTHER EXPENSES
  Salaries and employee benefits       1,181      1,062      2,366       2,125
  Occupancy expense, net                 132        130        287         255
  Furniture and equipment expense        123        114        242         232
  External data processing expense       208        245        466         450
  Other expense                          655        592      1,140       1,150

    Total other expenses               2,299      2,143      4,501       4,212

INCOME BEFORE INCOME TAXES             1,311      1,584      2,790       3,415
  Provision for income taxes             329        453        725       1,003

NET INCOME                              $982     $1,131     $2,065      $2,412

  Earnings per share
    Basic                              $0.44      $0.50      $0.93       $1.06
    Diluted                             0.44       0.49       0.93        1.05


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)


                                            June 30, 2003   December 31, 2002

ASSETS
Cash and cash equivalents:
  Non-interest bearing                          $12,320           $11,252
  Interest bearing                               13,857            12,508
  Federal funds sold                             11,400            10,900

     Total cash and cash equivalents             37,577            34,660

Securities available for sale,
  at fair value                                 154,565           144,219

Investment securities, at cost
  (approximate fair value at June 30, 2003 -
  $10,660; at December 31, 2002 - $9,975)        10,200             9,569

Investments required by law, stock in
  Federal Home Loan Bank of New York and
  Federal Reserve Bank of New York, at cost       3,098             3,161

Loans                                           188,812           201,017
  Unearned income                               (13,799)          (14,753)
  Allowance for loan losses                      (2,396)           (3,083)

        Net loans                               172,617           183,181

Premises and equipment, net                       5,150             3,996
Accrued interest receivable                       1,868             1,801
Goodwill                                          3,960             3,960
Other assets                                      7,827             7,257

     Total assets                              $396,862          $391,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                 $27,635           $27,827
  Regular savings, NOW and
    money market accounts                       157,098           152,469
  Certificates and time deposits of
    $100,000 or more                             31,134            29,663
  Other time deposits                            90,871            90,657

     Total deposits                             306,738           300,616

Securities sold under agreements
  to repurchase                                  11,799            13,570
Notes payable - Federal Home Loan Bank           37,926            39,119
Other liabilities                                 2,231             1,615

     Total liabilities                          358,694           354,920

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value,
  5,000,000 shares authorized,
  2,401,695 shares issued                         6,004             6,004
Surplus                                           4,418             4,418
Undivided profits                                31,651            30,517
Accumulated other comprehensive income            1,614             1,299
Treasury stock, at cost;
  185,289 shares at June 30, 2003 and
  176,491 shares at December 31, 2002            (5,519)           (5,354)

     Total stockholders' equity                  38,168            36,884

     Total liabilities and
       stockholders' equity                    $396,862          $391,804


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                        SIX MONTHS ENDED
                                                             JUNE 30,

                                                       2003         2002

Cash flows from operating activities:
    Net income                                        $2,065       $2,412
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Increase  in interest receivable                     (67)        (145)
    (Increase)/decrease in other assets                 (857)          57
    Increase in other liabilities                        616          202
    Deferred income tax expense/(benefit)                196         (160)
    Depreciation and other amortization expense          269          272
    Net increase in cash surrender value of
      bank-owned life insurance                         (134)         (69)
    Amortization of premiums/discounts on
      securities, net                                    658          126
    Net gain on securities transactions                   (4)           -
    Provision for loan losses                            520          535

       Total adjustments                               1,197          818

         Net cash provided by operating activities     3,262        3,230

Cash flows from investing activities:
    Purchase of investment securities                 (1,844)      (1,188)
    Purchase of securities available for sale        (68,109)     (34,780)
    Net redemption/(purchase) of FRB and
      FHLB stock                                          63         (214)
    Proceeds from maturities, paydowns and
      calls of investment securities                   1,207        1,247
    Proceeds from maturities, paydowns and
      calls of securities available for sale          57,631       26,231
    Net decrease in loans                              9,996        2,413
    Purchases of premises and equipment, net          (1,351)        (267)

         Net cash used by investing activities        (2,407)      (6,558)

Cash flows from financing activities:
    Net increase in deposits                           6,122       10,165
    (Decrease)/increase in securities
      sold under agreements to repurchase             (1,771)         143
    (Decrease)/increase in notes payable - FHLB       (1,193)       4,317
    Treasury stock purchased                            (497)      (1,302)
    Cash dividends paid on common stock                 (845)        (772)
    Proceeds from the sale of treasury stock             246          717

         Net cash provided by financing activities     2,062       13,268

Net increase in cash and cash equivalents              2,917        9,940
Cash and cash equivalents beginning of period         34,660       19,729

Cash and cash equivalents end of period              $37,577      $29,669

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                          $3,594       $4,315
    Income taxes                                         889        1,220
Supplemental schedule of noncash investing
  activities:
    Net reduction in loans resulting from the
      transfer to real estate owned                      $20          $80
    Decrease in taxes payable due to exercise
      of non-qualified stock options                      15           47


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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002 and the changes in cash flows for the six months ended June 30, 2003 and 2002. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2002 Annual Report on Form 10-K.

2. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 2003 and 2002. (In thousands, except per share amounts)

                                                    Weighted
                                         Net         Average
                                       Income        Shares        Per Share
                                     (Numerator)  (Denominator)     Amount
   For the Three Months
     Ended June 30, 2003:
   Basic EPS                           $   982         2,221         $0.44
   Dilutive Effect of Stock Options          -             6

   Diluted EPS                         $   982         2,227         $0.44

   For the Three Months Ended
    June 30, 2002:
   Basic EPS                            $1,131         2,267         $0.50
   Dilutive Effect of Stock Options          -            35

   Diluted EPS                          $1,131         2,302         $0.49

   For the Six Months Ended
    June 30, 2003:
   Basic EPS                            $2,065         2,222         $0.93
   Dilutive Effect of Stock Options          -             7

   Diluted EPS                          $2,065         2,229         $0.93

   For the Six Months Ended
    June 30, 2002:
   Basic EPS                            $2,412         2,271         $1.06
   Dilutive Effect of Stock Options          -            34

   Diluted EPS                          $2,412         2,305         $1.05


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

On June 26, 2001, 35,850 options were awarded at an exercise price of $32.50 per share. These options have a ten-year term with fifty percent vesting one year from the date of the grant and the remaining fifty percent vesting two years from the date of the grant. On June 24, 2002, 40,550 options were awarded at an exercise price of $29.43 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant. On June 30, 2003, 41,800 options were awarded at an exercise price of $25.75 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001: dividend yield of 2.84%, 2.41% and 2.11%, respectively; expected volatility of 15.7%, 15.8% and 18.8%, respectively; risk free interest rate of 2.27%, 4.19% and 4.81%, respectively; and an expected life of five years for grants awarded in all three years. Based on the aforementioned assumptions, the Company has estimated that the fair value of the options granted on June 30, 2003 was $2.84, June 24, 2002 was $4.71 and June 26, 2001 was $6.60.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share data):



                                                        Three Months Ending                 Six Months Ending

                                                 June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002

Net income:
   As reported                                            $982            $1,131            $2,065            $2,412
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                         (38)              (42)              (76)              (84)

Pro forma net income                                      $944            $1,089            $1,989            $2,328

Earnings per share:
   Basic - as reported                                   $0.44             $0.50             $0.93             $1.06
   Basic - pro forma                                      0.43              0.48              0.90              1.03

   Diluted - as reported                                  0.44              0.49              0.93              1.05
   Diluted - pro forma                                    0.42              0.47              0.89              1.01



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

4. COMPREHENSIVE INCOME
The Company recorded total comprehensive income of $1,330,000 for the three months ended June 30, 2003 as compared to total comprehensive income of $2,552,000 for the three months ended June 30, 2002. For the six month periods ended June 30, 2003 and 2002 the Company recorded total comprehensive income of $2,380,000 and $3,333,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and minimum pension liability adjustment.

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

7. GUARANTEES
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $231,000 at June 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to- value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2003 was insignificant.

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


FINANCIAL REVIEW:

Financial Condition:

Total assets at June 30, 2003 were $396.9 million, an increase of $5.1 million, or 1.3%, over the December 31, 2002 amount of $391.8 million. The increase was primarily related to an increase in securities available for sale of $10.3 million and an increase in cash and cash equivalents of $2.9 million. These increases were partially offset by a decrease in loans, net of unearned discount, of $11.3 million. The asset growth was primarily financed by deposit growth of $6.1 million.

Securities available for sale increased by $10.3 million, or 7.2%, from $144.2 million at December 31, 2002, to $154.6 million at June 30, 2003 primarily as a result of the investment of available funds from deposit growth and the decline in consumer lending.

Loans receivable, net of unearned income, decreased $11.3 million, or 6.0% from $186.3 million at December 31, 2002 to $175.0 million at June 30, 2003. The commercial portfolio increased by $0.5 million from December 31, 2002. However, the consumer installment and residential mortgage portfolios were down $4.3 million and $7.5 million, respectively. These decreases were due to a decline in indirect auto lending and a slowdown in consumer mortgage applications. Since the subsidiary Bank is a portfolio lender, we have chosen not to match the lower rates being offered in our market by originators and sellers of loans.

Cash and cash equivalents increased by $2.9 million, or 8.4%, from $34.7 million at December 31, 2002, to $37.6 million at June 30, 2003 primarily as a result of the accelerated principal paydowns on mortgage backed securities due to the low interest rate environment and the overall deposit growth during the first six months of 2003.

Premises and equipment, net increased by $1.2 million, or 28.9% from $4.0 million at December 31, 2002 to $5.2 million at June 30, 2003 primarily related to the new branch office being constructed in Saratoga Springs, New York. This new office is scheduled to open in the third quarter of 2003.

Deposits at June 30, 2003 were $306.7 million, an increase of $6.1 million, or 2.0%, over the balance of $300.6 million at December 31, 2002. This increase is primarily attributed to the increase in regular savings accounts, cash management accounts and certificates and time deposits of $100,000 or more, partially offset by the decrease in NOW accounts and mortgage escrow accounts.

Stockholders' equity increased to $38.2 million at June 30, 2003 from $36.9 million at December 31, 2002, an increase of 3.5%. This increase was primarily due to the retention of earnings, less dividends paid, during the first six months of 2003 coupled with the increase in the accumulated other comprehensive income related to the securities available for sale portfolio and the decrease due to net treasury stock transactions.

Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 2003. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows.Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital Resources:

Stockholders' equity to total assets increased from 9.4% at December 31, 2002 to 9.6% at June 30, 2003. The retention of earnings during the first six months of 2003, less dividends paid and the net treasury stock transactions as well as the increase in accumulated other comprehensive income caused this ratio to increase from December 31, 2002.

The table below shows the Company's June 30, 2003 ratios, December 31, 2002 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                     Regulatory
                                 June 30, 2003   December 31, 2002   Guidelines

Tier 1 risk based capital
  to net risk weighted assets         15.6%            14.9%            6.0%
Total risk based capital to
  net risk weighted assets            16.8             16.2            10.0

Leverage ratio (Tier 1/adjusted
  total assets)                       8.1              7.9             5.0

These ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Total interest and dividend income for the second quarter of 2003 decreased $607,000 or 10.9% from the corresponding period in 2002, while total interest expense decreased $357,000 or 16.9% from the corresponding period in 2002. Net interest income decreased $250,000 or 7.2% from the corresponding period of 2002. This decrease is primarily due to the decrease in average loans outstanding of $14.2 million from the corresponding period in 2002 with the funds being reinvested in lower yielding assets. As a result, the net interest margin declined from 4.20% for the second quarter of 2002 to 3.72% for the corresponding period of 2003.

The decrease in interest and fees on loans of $458,000 or 12.5% from the corresponding period of 2002 is primarily due to the decrease of $14.2 million in the average volume outstanding compared to the same period of 2002. The decrease in interest rates on the total loan portfolio of 42 basis points from 7.59% for the second quarter of 2002 to 7.17% for the same period of 2003 also contributed to the reduction in the loan portfolio income.

The decrease in interest on the securities portfolio of $172,000 from the corresponding period of 2002 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2002. The fully tax effected yield declined 113 basis points from 5.89% for the second quarter of 2002 to 4.76% for the second quarter of 2003.

The decrease in interest expense of $357,000 for the second quarter of 2003 as compared to the same period of 2002 is primarily related to the overall decrease in the average rates being paid in the second quarter of 2003 on all deposit and borrowed fund categories as compared to the same period of 2002. The average rate paid on interest-bearing liabilities for the second quarter of 2003 was 2.13% as compared to 2.77% for the same period of 2002.

The provision for loan losses decreased $90,000 from the corresponding period in 2002 to $135,000. Net charge-offs increased to $1,129,000 in the current quarter compared to $189,000 in the prior year period. The increase in the net charge-offs primarily relates to one commercial loan relationship which was written down in the second quarter of 2003. Based on our most recent analysis of collateral and cash flow, we believe the charge-off taken to date on this relationship represents our best estimate of loss on this relationship. Non-performing loans increased from $1,687,000 at December 31, 2002 to $1,892,000 at June 30, 2003, an increase of $205,000. This increase primarily relates to the addition of one commercial loan relationship less the write-down noted above. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to this relationship is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2003 and 2002. The allowance for loan losses as a percent of net loans outstanding was 1.37% at June 30, 2003 as compared to 1.66% at December 31, 2002 and 1.45% at June 30, 2002.

Non-interest income increased $43,000 or 8.9% from the corresponding period of 2002. This increase was primarily due to an increase in service charges on deposit accounts.

Non-interest expense increased $156,000 or 7.3% from the corresponding period of 2002. Increases in salaries and employee benefits and other expense were partially offset by lower data processing expense. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance expense and pension expense. The higher other expense is primarily related to stationery and supplies for the new document imaging system put in place during the second quarter of 2003.

Net income decreased $149,000 or 13.2% as compared to the same period of 2002. This decrease was primarily due to the decrease in the net interest income and the increase in the other expenses more than offsetting the increase in other income and the decline in the provision for income taxes.

Most Recent Year to Date and Corresponding Year to Date Period:

Total interest and dividend income for the first six months of 2003 decreased $1,056,000 or 9.4% from the corresponding period in 2002, while total interest expense decreased $650,000 or 15.4% from the corresponding period in 2002. Net interest income decreased $406,000 or 5.8% from the corresponding period of 2002. This decrease is primarily due to the decrease in average loans outstanding of $12.7 million from the corresponding period in 2002 with the funds being reinvested in lower yielding assets. As a result, the net interest margin declined from 4.26% for the first six months of 2002 to 3.79% for the corresponding period of 2003.

The decrease in interest and fees on loans of $890,000 or 11.9% from the corresponding period of 2002 is primarily due to the decrease of $12.7 million in the average volume outstanding compared to the same period of 2002. The decrease in interest rates on the total loan portfolio of 45 basis points from 7.72% for the first six months of 2002 to 7.27% for the same period of 2003 also contributed to the reduction in the loan portfolio income.

The decrease in interest on the securities portfolio of $229,000 from the corresponding period of 2002 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2002. The fully tax effected yield declined 99 basis points from 5.91% for the first six months of 2002 to 4.92% for the first six months of 2003. An increase of approximately $20.9 million in the average volume in 2003 over the comparable period of 2002 helped to defray some of the decline in interest income on the securities portfolio.

The decrease in interest expense of $650,000 for the first six months of 2003 as compared to the same period of 2002 is primarily related to the overall decrease in the average rates being paid in the first six months of 2003 on all deposit and borrowed fund categories as compared to the same period of 2002. The average rate paid on interest-bearing liabilities for the first six months of 2003 was 2.18% as compared to 2.80% for the same period of 2002.

The provision for loan losses decreased $15,000 from the corresponding period in 2002 to $520,000. Net charge-offs increased to $1,207,000 in the current six month period compared to $248,000 in the prior year period. The increase in the net charge-offs primarily relates to one commercial loan relationship which was written down in the first six months of 2003. Based on our most recent analysis of collateral and cash flow, we believe the charge-off taken to date on this relationship represents our best estimate of loss on this relationship. Non-performing loans increased from $1,687,000 at December 31, 2002 to $1,892,000 at June 30, 2003, an increase of $205,000. This increase primarily relates to the addition of one commercial loan relationship less the write-down noted above. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to this relationship is adequate. The provision for both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2003 and 2002. The allowance for loan losses as a percent of net loans outstanding was 1.37% at June 30, 2003 as compared to 1.66% at December 31, 2002 and 1.45% at June 30, 2002.

Non-interest income increased $55,000 or 4.7% from the corresponding period of 2002. This increase was primarily due to an increase in service charges on deposit accounts.

Non-interest expense increased $289,000 or 6.9% from the corresponding period of 2002. Increases in salaries and employee benefits and occupancy expense were primarily responsible for this increase. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance expense and pension expense. The higher occupancy expense is primarily related to utilities and building insurance.

Net income decreased $347,000 or 14.4% as compared to the same period of 2002. This decrease was primarily due to the decrease in the net interest income and the increase in the other expenses more than offsetting the increase in other income and the decline in the provision for income taxes.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of June 30, 2003 assuming the immediate increases or decreases in interest rates shown below:

                        Change in         Estimated Net      Change in
                      Interest Rate      Interest Income    Net Interest
                     (basis points)       ($000 omitted)       Income

                          +200               13,001             0.3%
                          +100               13,134             1.3
                             0               12,960             0.0
                          -100               12,817            (1.1)
                          -200               12,811            (1.1)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2003, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 2003 was 5.01% of total assets.

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

                              CNB BANCORP, INC.

       DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting

1.  Election of Directors

At the annual meeting of shareholders held on April 15, 2003 there were 1,774,356 voting shares present in person or by proxy, which represented 79.81% of the Company's outstanding shares of 2,223,229. Shareholders of the Company were asked to consider the Company's nominees for directors and to elect three (3) directors, to serve for a term of three (3) years. The Company's nominees for director were: John C. Miller, Robert L. Maider, and Timothy E. Delaney, each of whom were elected. The results of shareholder voting are as follows:

             Director                  Votes For        Votes Against

             John C. Miller            1,764,215               10,141
             Robert L. Maider          1,763,496               10,860
             Timothy E. Delaney        1,764,326               10,030

Directors continuing in office are: George A. Morgan, Clark D. Subik, Deborah H. Rose, Theodore E. Hoye III, William N. Smith, Brian K.
Hanaburgh and Richard D. Ruby. Frank E. Perrella retired effective April 15, 2003 having reached the mandatory retirement age of seventy-five.

                              CNB BANCORP, INC.

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

       4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)

     31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) - Reports on Form 8-K - Filed April 29, 2003 - Board of Directors approved additional buyback of common stock; Filed April 29, 2003 - The company reported financial information and accompanying discussion for the quarter ended March 31, 2003

                                 SIGNATURES

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

Dated: August 11, 2003

                              CNB BANCORP, INC.

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

          4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)

         31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002.

                                                                  Exhibit 31.1

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

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)     [This paragraph intentionally left blank.]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 11, 2003             By            /s/ William N. Smith

                                     William N. Smith, Chairman, President and
                                      Chief Executive Officer

                                                                  Exhibit 31.2

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

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)     [This paragraph intentionally left blank.]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 11, 2003           By            /s/ George A. Morgan

                                   George A. Morgan, Vice President, Secretary
                                    and Chief Financial Officer

                                                                  Exhibit 32.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William N. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ William N. Smith

William N. Smith, Chief Executive Officer
August 11, 2003

                                                                  Exhibit 32.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George A. Morgan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ George A. Morgan

George A. Morgan, Chief Financial Officer
August 11, 2003