Form 10-Q
period 2003-09-30
CNB BANCORP INC /NY/
filed 2003-11-12
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003       Commission File Number: 0-17501

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

Yes  X      No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                               as of November 10, 2003
   $2.50 par value                                          2,207,140

                              CNB BANCORP, INC.

                                    INDEX

                                                                     Page No.

PART I    FINANCIAL INFORMATION

Item 1    Consolidated interim financial statements (unaudited):

          Consolidated statements of income for the three months
          ended September 30, 2003 and 2002 and the nine months
          ended September 30, 2003 and 2002                              1

          Consolidated statements of financial condition as
          of September 30, 2003 and December 31, 2002                    2

          Consolidated statements of cash flows for the nine
          months ended September 30, 2003 and 2002                       3

          Notes to consolidated interim financial statements           4 - 7

Item 2    Management's discussion and analysis of financial
          condition and results of operations                          8 - 11

Item 3    Quantitative and qualitative disclosures about
          market risk                                                   12

Item 4    Controls and procedures                                       13


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


                              CNB BANCORP, INC.

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)


                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,

                                                                          2003          2002          2003          2002
                                                                     ------------- ------------- ------------- -------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                $3,050        $3,652        $9,618       $11,110
  Interest on federal funds sold                                                33            57           113           165
  Interest on balances due from depository institutions                         23            51           120            79
  Interest on securities available for sale                                  1,511         1,619         4,562         4,890
  Interest on investment securities                                            118           130           385           406
  Dividends on FRB and FHLB stock                                               14            30           102            96
                                                                     ------------- ------------- ------------- -------------
    Total interest and dividend income                                       4,749         5,539        14,900        16,746

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                             320           551         1,122         1,612
    Certificates and time deposits of $100,000 or more                         195           226           644           679
    Other time deposits                                                        648           829         2,053         2,621
  Interest on securities sold under agreements to repurchase                   148           150           445           449
  Interest on other borrowings                                                 301           337           925           959
                                                                     ------------- ------------- ------------- -------------
    Total interest expense                                                   1,612         2,093         5,189         6,320
NET INTEREST INCOME                                                          3,137         3,446         9,711        10,426
  Provision for loan losses                                                    135           355           655           890
                                                                     ------------- ------------- ------------- -------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                           3,002         3,091         9,056         9,536

OTHER INCOME
  Income from fiduciary activities                                              41            40           143           142
  Service charges on deposit accounts                                          187           163           536           455
  Net gain on securities transactions                                           26            31            30            31
  Insurance commissions                                                        204           241           680           730
  Other income                                                                 157           159           463           458
                                                                     ------------- ------------- ------------- -------------
    Total other income                                                         615           634         1,852         1,816

OTHER EXPENSES
  Salaries and employee benefits                                             1,186         1,034         3,552         3,159
  Occupancy expense, net                                                       159           120           446           375
  Furniture and equipment expense                                              103           103           345           335
  External data processing expense                                             249           227           715           677
  Other expense                                                                597           523         1,737         1,673
                                                                     ------------- ------------- ------------- -------------
    Total other expenses                                                     2,294         2,007         6,795         6,219
                                                                     ------------- ------------- ------------- -------------
INCOME BEFORE INCOME TAXES                                                   1,323         1,718         4,113         5,133
  Provision for income taxes                                                   325           494         1,050         1,497
                                                                     ------------- ------------- ------------- -------------
NET INCOME                                                                    $998        $1,224        $3,063        $3,636
                                                                     ============= ============= ============= =============

  Earnings per share
    Basic                                                                    $0.45         $0.54         $1.38         $1.60
    Diluted                                                                   0.45          0.54          1.37          1.58

See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)


                                                                             September 30, 2003          December 31, 2002
                                                                           ---------------------       ---------------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                   $11,136                     $11,252
  Interest bearing                                                                         3,832                      12,508
  Federal funds sold                                                                      15,300                      10,900
                                                                           ---------------------       ---------------------
       Total cash and cash equivalents                                                    30,268                      34,660

Securities available for sale, at fair value                                             163,245                     144,219

Investment securities, at cost
  (approximate fair value at September 30, 2003 -
  $10,153; at December 31, 2002 - $9,975)                                                  9,767                       9,569

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                  3,095                       3,161

Loans                                                                                    184,955                     201,017
   Unearned income                                                                       (13,960)                    (14,753)
   Allowance for loan losses                                                              (2,412)                     (3,083)
                                                                           ---------------------       ---------------------
           Net loans                                                                     168,583                     183,181

Premises and equipment, net                                                                5,582                       3,996
Accrued interest receivable                                                                2,234                       1,801
Goodwill                                                                                   3,960                       3,960
Other assets                                                                               7,895                       7,257
                                                                           ---------------------       ---------------------
       Total assets                                                                     $394,629                    $391,804
                                                                           =====================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                         $32,067                     $27,827
   Regular savings, NOW and money market accounts                                        155,396                     152,469
   Certificates and time deposits of $100,000 or more                                     28,031                      29,663
   Other time deposits                                                                    89,495                      90,657
                                                                           ---------------------       ---------------------
       Total deposits                                                                    304,989                     300,616

Securities sold under agreements to repurchase                                            12,012                      13,570
Notes payable - Federal Home Loan Bank                                                    37,828                      39,119
Other liabilities                                                                          2,031                       1,615
                                                                           ---------------------       ---------------------
       Total liabilities                                                                 356,860                     354,920

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                  6,004                       6,004
Surplus                                                                                    4,418                       4,418
Undivided profits                                                                         32,194                      30,517
Accumulated other comprehensive income                                                       923                       1,299
Treasury stock, at cost; 194,482 shares at September 30, 2003 and
   176,491 shares at December 31, 2002                                                    (5,770)                     (5,354)
                                                                           ---------------------       ---------------------
       Total stockholders' equity                                                         37,769                      36,884
                                                                           ---------------------       ---------------------
       Total liabilities and stockholders' equity                                       $394,629                    $391,804
                                                                           =====================       =====================

See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,

                                                                                    2003                        2002
                                                                           ---------------------       ---------------------
Cash flows from operating activities:
     Net income                                                                           $3,063                      $3,636
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Increase  in interest receivable                                                       (433)                       (405)
     Increase in other assets                                                               (375)                       (246)
     Increase in other liabilities                                                           416                         578
     Deferred income tax expense/(benefit)                                                   150                        (274)
     Depreciation and other amortization expense                                             393                         406
     Net increase in cash surrender value of bank-owned life insurance                      (199)                       (136)
     Amortization of premiums/discounts on securities, net                                 1,105                         189
     Net gain on securities transactions                                                     (30)                        (31)
     Provision for loan losses                                                               655                         890
                                                                           ---------------------       ---------------------
       Total adjustments                                                                   1,682                         971
                                                                           ---------------------       ---------------------
           Net cash provided by operating activities                                       4,745                       4,607
                                                                           ---------------------       ---------------------

  Cash flows from investing activities:
     Purchase of investment securities                                                    (2,518)                     (1,303)
     Purchase of securities available for sale                                           (97,481)                    (57,159)
     Net redemption/(purchase) of FRB and FHLB stock                                          66                        (261)
     Proceeds from maturities, paydowns and
       calls of investment securities                                                      2,312                       2,015
     Proceeds from maturities, paydowns and
       calls of securities available for sale                                             76,188                      49,251
     Proceeds from sale of securities available for sale                                     586                           -
     Net decrease in loans                                                                13,863                       5,355
     Purchase of bank-owned life insurance                                                     -                      (2,850)
     Purchases of premises and equipment, net                                             (1,873)                       (463)
                                                                           ---------------------       ---------------------
           Net cash used by investing activities                                          (8,857)                     (5,415)
                                                                           ---------------------       ---------------------

  Cash flows from financing activities:
     Net increase in deposits                                                              4,373                      22,089
     (Decrease)/increase in securities sold under
       agreements to repurchase                                                           (1,558)                        627
     (Decrease)/increase in notes payable - FHLB                                          (1,291)                      5,224
     Treasury stock purchased                                                               (969)                     (1,760)
     Cash dividends paid on common stock                                                  (1,266)                     (1,178)
     Proceeds from the sale of treasury stock                                                431                         821
                                                                           ---------------------       ---------------------
           Net cash (used)/provided by financing activities                                 (280)                     25,823
                                                                           ---------------------       ---------------------

  Net (decrease)/increase in cash and cash equivalents                                    (4,392)                     25,015
  Cash and cash equivalents beginning of period                                           34,660                      19,729
                                                                           ---------------------       ---------------------

  Cash and cash equivalents end of period                                                $30,268                     $44,744
                                                                           =====================       =====================

  Supplemental disclosures of cash flow information:
   Cash paid during the period:
      Interest                                                                            $5,215                      $6,409
      Income taxes                                                                           889                       1,680
   Supplemental schedule of noncash investing activities:
      Net reduction in loans resulting from the
        transfer to real estate owned                                                        $20                         $80
      Decrease in taxes payable due to exercise
        of non-qualified stock options                                                        15                          48

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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and the changes in cash flows for the nine months ended September 30, 2003 and 2002. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2002 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and nine month periods ended September 30, 2003 and 2002. (In thousands, except per share amounts)



                                                                                    Weighted
                                                               Net                   Average
                                                              Income                 Shares                Per Share
                                                           (Numerator)            (Denominator)              Amount
                                                        ------------------     -------------------     ------------------
For the Three Months Ended September 30, 2003:

Basic EPS                                                            $ 998                   2,212                  $0.45
                                                                                                       ==================
Dilutive Effect of Stock Options                                         -                      16
                                                        ------------------     -------------------
Diluted EPS                                                          $ 998                   2,228                  $0.45
                                                        ==================     ===================     ==================


For the Three Months Ended September 30, 2002:

Basic EPS                                                           $1,224                   2,256                  $0.54
                                                                                                       ==================
Dilutive Effect of Stock Options                                         -                      18
                                                        ------------------     -------------------
Diluted EPS                                                         $1,224                   2,274                  $0.54
                                                        ==================     ===================     ==================


For the Nine Months Ended September 30, 2003:

Basic EPS                                                           $3,063                   2,219                  $1.38
                                                                                                       ==================
Dilutive Effect of Stock Options                                         -                      10
                                                        ------------------     -------------------
Diluted EPS                                                         $3,063                   2,229                  $1.37
                                                        ==================     ===================     ==================


For the Nine Months Ended September 30, 2002:

Basic EPS                                                           $3,636                   2,266                  $1.60
                                                                                                       ==================
Dilutive Effect of Stock Options                                         -                      29
                                                        ------------------     -------------------
Diluted EPS                                                         $3,636                   2,295                  $1.58
                                                        ==================     ===================     ==================



3. STOCK BASED COMPENSATION

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees". Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, Statement No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by Statement No. 123 and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

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

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share data):



                                                                  Three Months Ending                  Nine Months Ending
                                                             -----------------------------       -----------------------------
                                                                      September 30                        September 30
                                                             -----------------------------       -----------------------------
                                                                2003              2002              2003              2002
                                                             -----------       -----------       -----------       -----------
Net income:
     As reported                                                    $998            $1,224            $3,063            $3,636
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                                   (28)              (38)             (104)             (122)
                                                             -----------       -----------       -----------       -----------
Pro forma net income                                                $970            $1,186            $2,959            $3,514
                                                             ===========       ===========       ===========       ===========

Earnings per share:
     Basic - as reported                                           $0.45             $0.54             $1.38             $1.60
     Basic - pro forma                                              0.44              0.53              1.33              1.55

     Diluted - as reported                                          0.45              0.54              1.37              1.58
     Diluted - pro forma                                            0.44              0.52              1.33              1.53


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


4. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $307,000 for the three months ended September 30, 2003 as compared to total comprehensive income of $1,800,000 for the three months ended September 30, 2002. For the nine month periods ended September 30, 2003 and 2002 the Company recorded total comprehensive income of $2,687,000 and $5,133,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and minimum pension liability adjustment.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 are not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.


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

7. GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34". FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $231,000 at September 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to- value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2003 was insignificant.

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


FINANCIAL REVIEW:

Financial Condition:

Total assets at September 30, 2003 were $394.6 million, an increase of $2.8 million, or 0.7%, over the December 31, 2002 amount of $391.8 million. The increase was primarily related to an increase in securities available for sale of $19.0 million and an increase in net premises and equipment of $1.6 million. These increases were partially offset by a decrease in loans, net of unearned discount, of $15.3 million and a decrease in cash and cash equivalents of $4.4 million. The asset growth was primarily financed by deposit growth of $4.4 million and the retention of earnings less dividends paid of $1.8 million. A reduction in securities sold under agreements to repurchase and notes payable with the Federal Home Loan Bank of $2.8 million offset some of the deposit growth supporting the growth in total assets.

Securities available for sale increased by $19.0 million, or 13.2%, from $144.2 million at December 31, 2002, to $163.2 million at September 30, 2003 primarily as a result of the investment of available funds from cash and cash equivalents, deposit growth and the decline in consumer lending.

Loans receivable, net of unearned income, decreased $15.3 million, or 8.2% from $186.3 million at December 31, 2002 to $171.0 million at September 30, 2003. All segments of the loan portfolio were down from December 31, 2002. The commercial portfolio declined $1.9 million while the consumer installment and residential mortgage portfolios were down $3.7 million and $9.7 million, respectively. The decrease in the commercial loan portfolio is primarily due to seasonal fluctuations and the charge off taken in June 2003 of $1.0 million on one commercial loan credit. The decreases in the consumer lending area are due to a decline in auto lending and paydowns and refinancings more than offsetting new mortgages being booked in the loan portfolio.

Cash and cash equivalents decreased by $4.4 million, or 12.7%, from $34.7 million at December 31, 2002, to $30.3 million at September 30, 2003 primarily as a result of the investment of excess funds accumulated from the accelerated principal paydowns on mortgage backed securities due to the low interest rate environment and the overall deposit growth during the first nine months of 2003.

Premises and equipment, net increased by $1.6 million, or 39.7% from $4.0 million at December 31, 2002 to $5.6 million at September 30, 2003 primarily related to the new branch office in Saratoga Springs, New York. The new office opened in September 2003.

Deposits at September 30, 2003 were $305.0 million, an increase of $4.4 million, or 1.5%, over the balance of $300.6 million at December 31, 2002. This increase is primarily attributed to the increase in demand deposits, regular savings accounts and cash management accounts, partially offset by the decrease in money market accounts, certificates of deposit and mortgage escrow accounts.

Stockholders' equity increased to $37.8 million at September 30, 2003 from $36.9 million at December 31, 2002, an increase of 2.4%. This increase was primarily due to the retention of earnings, less dividends paid, during the first nine months of 2003, partially offset by the decrease in the accumulated other comprehensive income.

Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 2003. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital Resources:

Stockholders' equity to total assets increased from 9.4% at December 31, 2002 to 9.6% at September 30, 2003. The excess of earnings during the first nine months of 2003 over dividends paid, net treasury stock transactions and the decrease in accumulated other comprehensive income caused this ratio to increase from December 31, 2002.

The table below shows the Company's September 30, 2003 ratios, December 31, 2002 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                                               Regulatory
                                                             September 30, 2003       December 31, 2002        Guidelines
                                                             ------------------       -----------------        ----------
Tier 1 risk based capital to net risk weighted assets               15.9%                    14.9%                 6.0%
Total risk based capital to net risk weighted assets                17.2                     16.2                 10.0

Leverage ratio (Tier 1/adjusted total assets)                        8.2                      7.9                  5.0


These ratios are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Total interest and dividend income for the third quarter of 2003 decreased $790,000 or 14.3% from the corresponding period in 2002, while total interest expense decreased $481,000 or 23.0% from the corresponding period in 2002. Net interest income decreased $309,000 or 9.0% from the corresponding period of 2002. This decrease is primarily due to the decrease in average loans outstanding of $18.0 million from the corresponding period in 2002 with the funds being reinvested in lower yielding assets. As a result, the net interest margin declined from 4.11% for the third quarter of 2002 to 3.66% for the corresponding period of 2003.

The decrease in interest and fees on loans of $602,000 or 16.5% from the corresponding period of 2002 is primarily due to the decrease of $18.0 million in the average volume outstanding compared to the same period of 2002. The decrease in interest rates on the total loan portfolio of 59 basis points from 7.62% for the third quarter of 2002 to 7.03% for the same period of 2003 also contributed to the reduction in the loan portfolio income.

The decrease in interest on the securities portfolio of $120,000 from the corresponding period of 2002 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2002. The fully tax effected yield declined 133 basis points from 5.74% for the third quarter of 2002 to 4.41% for the third quarter of 2003.

The decrease in interest expense of $481,000 for the third quarter of 2003 as compared to the same period of 2002 is primarily related to the overall decrease in the average rates being paid in the third quarter of 2003 on all deposit and borrowed fund categories as compared to the same period of 2002. The average rate paid on interest-bearing liabilities for the third quarter of 2003 was 1.95% as compared to 2.65% for the same period of 2002.

The provision for loan losses decreased $220,000 from the corresponding period in 2002 to $135,000. Net charge-offs remained virtually unchanged from the prior year period increasing from $110,000 in the third quarter of 2002 to $119,000 in the third quarter of 2003. Nonperforming loans increased from $1,687,000 at December 31, 2002 to $2,121,000 at September 30, 2003, an
increase of $434,000. This increase primarily relates to the addition of one commercial loan relationship less a write-down taken on another commercial loan relationship in the second quarter of 2003. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to this relationship is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2003 and 2002. The allowance for loan losses as a percent of net loans outstanding was 1.41% at September 30, 2003 as compared to 1.66% at December 31, 2002 and 1.61% at September 30, 2002.

Non-interest income decreased $19,000 or 3.0% from the corresponding period of 2002. This decrease was primarily due to a decrease in insurance commissions, partially offset by an increase in service charges on deposit accounts.

Non-interest expense increased $287,000 or 14.3% from the corresponding period of 2002. Increases in salaries and employee benefits, occupancy expense, data processing and other expense were responsible for this increase. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance expense and pension expense. The higher occupancy expenses were due to higher real estate taxes, utilities and insurance on bank premises. The higher data processing expense is primarily due to the new document imaging system put in place during the second quarter of 2003. The higher other expense is primarily related to stationery and supplies for the new document imaging system put in place during the second quarter of 2003 and marketing expense related to the opening of our new branch building in Saratoga Springs, New York.

Net income decreased $226,000 or 18.5% as compared to the same period of 2002. This decrease was primarily due to the decrease in the net interest income, the decrease in the other income and the increase in other expenses more than offsetting the decrease in the provision for loan losses and the decrease in the provision for income taxes.

Most Recent Year to Date and Corresponding Year to Date Period:

Total interest and dividend income for the first nine months of 2003 decreased $1,846,000 or 11.0% from the corresponding period in 2002, while total interest expense decreased $1,131,000 or 17.9% from the corresponding period in 2002. Net interest income decreased $715,000 or 6.9% from the corresponding period of 2002. This decrease is primarily due to the decrease in average loans outstanding of $14.5 million from the corresponding period in 2002 with the funds being reinvested in lower yielding assets. As a result, the net interest margin declined from 4.21% for the first nine months of 2002 to 3.75% for the corresponding period of 2003.

The decrease in interest and fees on loans of $1,492,000 or 13.4% from the corresponding period of 2002 is primarily due to the decrease of $14.5 million in the average volume outstanding compared to the same period of 2002. The decrease in interest rates on the total loan portfolio of 50 basis points from 7.69% for the first nine months of 2002 to 7.19% for the same period of 2003 also contributed to the reduction in the loan portfolio income.

The decrease in interest on the securities portfolio of $349,000 from the corresponding period of 2002 is primarily due to the lower rates on the overall securities portfolio as compared to the same period of 2002. The fully tax effected yield declined 111 basis points from 5.85% for the first nine months of 2002 to 4.74% for the first nine months of 2003. An increase of approximately $24.1 million in the average volume in 2003 over the comparable period of 2002 helped to defray some of the decline in interest income on the securities portfolio.

The decrease in interest expense of $1,131,000 for the first nine months of 2003 as compared to the same period of 2002 is primarily related to the overall decrease in the average rates being paid in the first nine months of 2003 on all deposit and borrowed fund categories as compared to the same period of 2002. The average rate paid on interest-bearing liabilities for the first nine months of 2003 was 2.10% as compared to 2.78% for the same period of 2002.

The provision for loan losses decreased $235,000 from the corresponding period in 2002 to $655,000. Net charge-offs increased to $1,326,000 in the current nine month period compared to $358,000 in the prior year period. The increase in the net charge-offs primarily relates to one commercial loan relationship which was written down in the first nine months of 2003. Based on our most recent analysis of collateral and cash flow, we believe the charge-off taken to date on this relationship represents our best estimate of loss on this relationship. Non-performing loans increased from $1,687,000 at December 31, 2002 to $2,121,000 at September 30, 2003, an increase of $434,000. This increase primarily relates to the addition of one commercial loan relationship less the write-down noted above. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to this relationship is adequate. The provision for both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2003 and 2002. The allowance for loan losses as a percent of net loans outstanding was 1.41% at September 30, 2003 as compared to 1.66% at December 31, 2002 and 1.61% at September 30, 2002.

Non-interest income increased $36,000 or 2.0% from the corresponding period of 2002. This increase was primarily due to an increase in service charges on deposit accounts, partially offset by a decrease in insurance commissions.

Non-interest expense increased $576,000 or 9.3% from the corresponding period of 2002. Increases in salaries and employee benefits, occupancy expense, external data processing expense and other expense were primarily responsible for this increase. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance expense and pension expense. The higher occupancy expense is primarily related to real estate taxes, utilities and building insurance. The higher data processing expense is primarily due to the new document imaging system put in place during the second quarter of 2003. The higher other expense is primarily related to stationery and supplies for the new document imaging system put in place during the second quarter of 2003 and marketing expense related to the opening of our new branch building in Saratoga Springs, New York in the third quarter of 2003.

Net income decreased $573,000 or 15.8% as compared to the same period of 2002. This decrease was primarily due to the decrease in the net interest income and the increase in the other expenses more than offsetting the increase in other income and the decline in the provision for loan losses and the provision for income taxes income taxes.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of September 30, 2003 assuming the immediate increases or decreases in interest rates shown below:

    Change in          Estimated Net          Change in
  Interest Rate       Interest Income        Net Interest
  (basis points)       ($000 omitted)           Income
  --------------      ---------------        ------------
       +200               12,496                 (1.8)%
       +100               12,752                  0.2
          0               12,722                  0.0
       -100               12,125                 (4.7)
       -200               12,012                 (5.6)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2003, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 2003 was 7.36% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.

                                   PART II

Item 6.          Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as a part of this report:

Exhibit No.      Exhibit
-----------      -------

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

(b) - Reports on Form 8-K - Filed July 29, 2003 - The company reported financial information and accompanying discussion for the quarter ended June 30, 2003

                                  SIGNATURES

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

Dated: November 10, 2003

                              CNB BANCORP, INC.

                                EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

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


Date: November 10, 2003                  By /s/ William N. Smith
                                         -------------------------------------
                                         William N. Smith, Chairman,
                                         President and Chief Executive Officer

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


Date: November 10, 2003                  By /s/ George A. Morgan
                                         -------------------------------------
                                         George A. Morgan, Vice President,
                                         Secretary and Chief Financial Officer

                                                                 Exhibit 32.1

                              CNB BANCORP, INC.

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William N. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By /s/ William N. Smith
-----------------------------------------
William N. Smith, Chief Executive Officer
November 10, 2003

                                                                 Exhibit 32.2

                              CNB BANCORP, INC.

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ENACTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CNB Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George A. Morgan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By /s/ George A. Morgan
-----------------------------------------
George A. Morgan, Chief Financial Officer
November 10, 2003