Form 10-K
period 2003-12-31
CNB BANCORP INC /NY/
filed 2004-03-25
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003    Commission File Number 0-17501

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

     As of March 25, 2004, 2,212,291 shares of Common Stock were outstanding. As of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $53,400,000.

           -------------------------------------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 2003 are incorporated into Part II; Item 5, Item 6, Item 7, Item 7a and Item 8.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of stockholders to be held on April 20, 2004 are incorporated into Part III; Item 11, Item 12 and Item 13.

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

On July 1, 2000, the Company acquired Hathaway Agency, Inc. (Hathaway or the Insurance Agency), a local insurance agency. The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of Hathaway resulted in approximately $300,000 in excess of cost over net assets acquired ("goodwill"). Covenant not to compete payments are being expensed as paid over the five year period of the covenant.

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


Employees

The Bank employs approximately 94 persons on a full time basis. There are also 3 part time employees. The Insurance Agency employs approximately 7 persons on a full time basis. There are also 3 part time employees. The Bank and the Insurance Agency provide a variety of employment benefits for their employees and considers their relationship with their employees to be good.


Supervision and Regulation

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Bank operations are also subject to regulations of the Office of the Comptroller of the Currency(OCC), the Federal Reserve Board and the FDIC.

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


Deposit Insurance Premiums

To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from 0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. From 1997 through 2003, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments from 1997 through 2003. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997 through 2003 BIF assessment schedule through June 30, 2004.

In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 2003, BIF insured banks paid a rate of 0.01605% for purposes of funding FICO bond obligations, resulting in an assessment of $49,310 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.01540% on an annualized basis for the first half of 2004.


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


          STATISTICAL DISCLOSURE REQUIRED BY BANK HOLDING COMPANIES

The following are exhibits included herewith:

Exhibit No.       Exhibit
-----------       -------
  I. A.B.         Distribution of Assets, Liabilities and Stockholders'
                    Equity; Interest Rates and Interest Differential

  I. C.           Rate Volume Analysis and Interest Rate Sensitivity Analysis

 II. A.B.         Securities Portfolio

III. A.B.C.       Loan Portfolio

 IV.              Summary of Loan Loss Experience

  V. A.B.C.D.     Deposits

 VI.              Return on Equity and Assets


I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential


                                               2003                             2002                             2001
                                   ---------------------------      ---------------------------      ---------------------------
                                               Interest                         Interest                         Interest
(in thousands)                     Average     Earned/              Average     Earned/              Average     Earned/
                                   Balance     Paid<F2>   Rate      Balance     Paid<F2>   Rate      Balance     Paid<F2>   Rate
                                   --------    -------    ----      --------    -------    ----      --------    -------    ----
ASSETS
Interest Earning  Assets:
Securities<F1>:
  U.S Treasury &
    Government Agencies            $118,767     $4,773    4.02 %     $92,650     $4,799    5.18 %     $85,714     $5,483    6.40 %
  State & Political
    Subdivisions                     31,737      2,381    7.50        31,190      2,391    7.67        28,603      2,251    7.87
  Other                              14,076        631    4.48        15,163        753    4.97        15,590      1,021    6.55
                                   --------    -------              --------    -------              --------    -------
    Total Securities                164,580      7,785    4.73       139,003      7,943    5.71       129,907      8,755    6.74

Interest Bearing
  Balances With
  Other Financial
  Institutions                       14,409        138    0.96        10,468        148    1.41         3,022         74    2.45

Federal Funds Sold                   13,577        148    1.09        12,628        210    1.66         7,265        252    3.47

Loans:
  Loans,Less
    Unearned Income <F3>            176,494     12,550    7.11       191,646     14,646    7.64       193,121     15,785    8.17
                                   --------    -------              --------    -------              --------    -------
    Total Interest-Earning
      Assets                        369,060    $20,621    5.59 %     353,745    $22,947    6.49 %     333,315    $24,866    7.46 %
                                               =======                          =======                          =======
Cash and Due From Banks              10,051                            9,543                            7,932
Allowance for Loan Losses            (2,849)                          (2,827)                          (2,589)
Other Assets <F4>                    21,915                           17,708                           15,989
                                   --------                         --------                         --------
    Total Assets                   $398,177                         $378,169                         $354,647
                                   ========                         ========                         ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                 $74,631       $801    1.07 %     $67,736     $1,154    1.70 %     $51,748     $1,193    2.31 %
    NOW                              34,578        119    0.34        31,316        164    0.52        29,632        290    0.98
    Money Market Accounts            46,268        497    1.07        42,116        784    1.86        32,036      1,002    3.13
  Certificates of Deposit
    $100,000 or More                 31,403        817    2.60        32,484        925    2.85        50,479      2,292    4.54
  Other Time Interest-Bearing        91,683      2,669    2.91        89,232      3,375    3.78        86,149      4,619    5.36
                                   --------    -------              --------    -------              --------    -------
    Total Int.-Bearing Deposits     278,563      4,903    1.76       262,884      6,402    2.44       250,044      9,396    3.76

  Other Short-Term Borrowings
    & Repurchase Agreements          12,105        594    4.91        12,459        606    4.86        11,065        588    5.31
   Notes Payable - FHLB              38,584      1,219    3.16        36,467      1,292    3.54        30,291      1,424    4.70
                                   --------    -------              --------    -------              --------    -------
    Total Interest-Bearing
      Liabilities                   329,252     $6,716    2.04 %     311,810     $8,300    2.66 %     291,400    $11,408    3.91 %
                                               =======                          =======                          =======
Demand Deposits                      29,175                           28,565                           26,756

Other Liabilities                     1,937                            1,690                            1,959
                                   --------                         --------                         --------
    Total Liabilities               360,364                          342,065                          320,115

Stockholders' Equity                 37,813                           36,104                           34,532
                                   --------                         --------                         --------
    Total Liabilities and
      Stockholders' Equity         $398,177                         $378,169                         $354,647
                                   ========                         ========                         ========


<F1> Includes available for sale securities, investment securities, Federal
     Home Loan Bank stock and Federal Reserve Bank stock at amortized cost.

<F2> Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 7.50% for 2003, 8.00% for 2002 and 8.50% for 2001 (less Federal tax effect) for all periods presented.

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
(Cont'd)

                                            2003         2002         2001
                                          -------      -------      -------
Average yield on interest-
  earning assets*                            5.59 %       6.49 %       7.46 %

Average effective rate paid
  on interest-bearing liabilities            2.04 %       2.66 %       3.91 %

Spread between interest-earning
  assets and interest-bearing
  liabilities*                               3.55 %       3.83 %       3.55 %

Net interest income* (in thousands)       $13,905      $14,647      $13,458

Net interest margin*                         3.77 %       4.14 %       4.04 %

*On a fully taxable equivalent basis.


1. C. Rate Volume Analysis
The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):



                                                      2003 Compared to 2002                     2002 Compared to 2001
                                                 Increase (decrease) due to:<F1>           Increase (decrease) due to:<F1>
                                                 Volume       Rate        Total            Volume      Rate         Total
                                                --------     -------     --------          ------     --------     --------
Interest Earned on:
  Loans                                         ($1,158)      ($938)     ($2,096)          ($121)     ($1,018)     ($1,139)
  Taxable Securities                              1,299      (1,447)        (148)            416       (1,368)        (952)
  Non-Taxable Securities<F2>                         42         (52)         (10)            204          (64)         140
  Federal Funds Sold                                 16         (78)         (62)            186         (228)         (42)
  Interest-Bearing Balances
    with Banks                                       56         (66)         (10)            182         (108)          74
                                                --------     -------     --------          ------     --------     --------
    Total                                           255      (2,581)      (2,326)            867       (2,786)      (1,919)
                                                --------     -------     --------          ------     --------     --------

Interest Paid on:
  Deposits                                          382      (1,881)      (1,499)            482       (3,476)      (2,994)
  Short-Term Borrowings & Repos                     (17)          5          (12)             74          (56)          18
  Notes Payable - FHLB                               75        (148)         (73)            290         (422)        (132)
                                                --------     -------     --------          ------     --------     --------
    Total                                           440      (2,024)      (1,584)            846       (3,954)      (3,108)
                                                --------     -------     --------          ------     --------     --------

Net Interest Differential<F2>                     ($185)      ($557)       ($742)            $21       $1,168       $1,189
                                                ========     =======     ========          ======     ========     ========


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




1. C. Interest Rate Sensitivity Analysis


                                                           Maturity/Repricing Period at December 31, 2003
                                                --------------------------------------------------------------------
                                                              After 3 Mo.    After One
                                                 Within       But Within     But Within       After
(in thousands)                                  3 Months        1 Year       Five Years     Five Years       Total
                                                ---------     ----------     ----------     ----------     ---------
 Rate sensitive assets(RSA):
   Securities<F1>                                $17,664        $23,948        $55,090        $76,692      $173,394
   Loans, net of unearned discount                40,765         30,586         78,596         21,283       171,230
   Cash & Cash Equivalents                        19,118              -              -              -       19,118
                                                ---------     ----------     ----------     ----------     ---------
 Total rate sensitive assets                     $77,547        $54,534       $133,686        $97,975      $363,742
                                                =========     ==========     ==========     ==========     =========

 Rate sensitive liabilities(RSL):
   Savings, NOW & MMDA accounts                  $45,256           $742        $92,711        $22,027      $160,736
   Time deposits                                  38,127         53,421         25,577              -       117,125
   Borrowings                                     29,445          3,066         11,349          4,000        47,860
                                                ---------     ----------     ----------     ----------     ---------
 Total rate sensitive liabilities               $112,828        $57,229       $129,637        $26,027      $325,721
                                                =========     ==========     ==========     ==========     =========


<F1> Includes securities available for sale and investment securities at amortized cost and FHLB and FRB stock at cost.






GAP (RSA - RSL)                                       ($35,281)             ($2,695)              $4,049              $71,948
CUMULATIVE GAP (RSA - RSL)                             (35,281)             (37,976)             (33,927)              38,021

RSA divided by RSL                                        68.7 %               95.3 %              103.1 %              376.4 %
RSA divided by RSL - Cumulative                           68.7                 77.7                 88.7                111.7

GAP divided by equity                                    (92.7)                (7.1)                10.6                189.1
GAP divided by equity - Cumulative                       (92.7)               (99.8)               (89.2)               100.0

RSA divided by total assets                               19.6                 13.8                 33.8                 24.8
RSA divided by total assets - Cumulative                  19.6                 33.4                 67.2                 92.0

RSL divided by total assets                               28.5                 14.5                 32.8                  6.6
RSL divided by total assets - Cumulative                  28.5                 43.0                 75.8                 82.3

GAP divided by total assets                               (8.9)                (0.7)                 1.0                 18.2
GAP divided by total assets - Cumulative                  (8.9)                (9.6)                (8.6)                 9.6


CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was (9.6)% of assets at December 31, 2003. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the Board of Directors and senior management, is responsible for managing the Company's rate sensitivity position.

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

The Company has identified a portion of its savings deposits as being rate sensitive based on prior years' historical experience, due mainly to the shift in dollar volume from certificates of deposit to savings accounts over and above the historical level of core deposits. In addition, the Asset Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest income based on an immediate and sustained shift in interest rates of +/- 200 bp. At December 31, 2003 the net annualized interest income exposure, based on a -200bp rate change was a decrease of approximately $873,000.

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

II. Securities Portfolio

A. The carrying amounts of the Company's securities as of December 31 are summarized below:
(in thousands)



                                                                               2003               2002             2001
                                                                             --------           --------         --------
Securities Available for Sale:
   Debt Securities:
   U.S. Treasury and other U.S. Government Agencies                          $129,120           $108,895          $86,855
   State and Political Subdivisions                                            24,989             25,689           23,035
   Corporate securities                                                         7,687              8,276            9,184
                                                                             --------           --------         --------
      Total Debt Securities Available for Sale                                161,796            142,860          119,074
   Equity Securities:
   Corporate securities                                                         1,455              1,359            1,175
                                                                             --------           --------         --------
      Total Equity Securities Available for Sale                                1,455              1,359            1,175
                                                                             --------           --------         --------
         Total Securities Available for Sale                                 $163,251           $144,219         $120,249
                                                                             ========           ========         ========

Investment Securities:
   Obligations of U.S. Government Agencies                                        $ -                $15              $42
   State and Political Subdivisions                                             7,711              7,554            7,913
   Corporate securities                                                         2,000              2,000            2,000
                                                                             --------           --------         --------
      Total                                                                    $9,711             $9,569           $9,955
                                                                             ========           ========         ========

Investments Required By Law:
   Federal Reserve Bank stock                                                    $692               $692             $692
   Federal Home Loan Bank stock                                                 2,297              2,469            2,161
                                                                             --------           --------         --------
      Total                                                                    $2,989             $3,161           $2,853
                                                                             ========           ========         ========



B. Maturity Distribution of the Company's securities as of December 31, 2003:
(in thousands)



                                                                               Maturing
                                    ----------------------------------------------------------------------------------------------
                                           Within               After One But           After Five But               After
                                          One Year            Within Five Years        Within Ten Years            Ten Years
                                    --------------------    ---------------------   ---------------------    ---------------------
                                    Amount     Yield<F1>     Amount     Yield<F1>    Amount     Yield<F1>     Amount     Yield<F1>
                                    ------     ---------    -------     ---------   -------     ---------    -------     ---------
Debt Securities
  Available for Sale
U.S. Treasury and other
  U.S. Gov't Agencies                  $84        6.51 %    $16,996        3.64 %   $35,846        4.20 %    $76,194        4.97 %

State and Political Subdivisions        26        3.94        1,992        7.60      14,936        7.58        8,035        7.16

Corporate securities                     -           -        1,624        7.18           -           -        6,063        2.54
                                    ------                  -------                 -------                  -------
    Total<F2>                         $110        5.91 %    $20,612        4.26 %   $50,782        5.15 %    $90,292        5.00 %
                                    ======                  =======                 =======                  =======


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

<F2> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2003.






                                                                               Maturing
                                    ----------------------------------------------------------------------------------------------
                                           Within               After One But           After Five But               After
                                          One Year            Within Five Years        Within Ten Years            Ten Years
                                    --------------------    ---------------------   ---------------------    ---------------------
                                    Amount     Yield<F1>     Amount     Yield<F1>    Amount     Yield<F1>     Amount     Yield<F1>
                                    ------     ---------    -------     ---------   -------     ---------    -------     ---------
Investment Securities
State and Political Subdivisions    $2,574        5.25 %     $2,613        7.42 %    $1,968        8.05 %       $556        7.59 %

Corporate securities                     -           -            -           -           -           -        2,000        6.71
                                    ------                  -------                 -------                  -------
    Total<F2>                       $2,574        5.25 %     $2,613        7.42 %    $1,968        8.05 %     $2,556        6.90 %
                                    ======                  =======                 =======                  =======


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

<F2> There are no securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2003.




Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The weighted average dividend on these stocks as of December 31, 2003 was 2.50%.

III. Loan Portfolio


A. Types of Loans<F1>


                                 2003                 2002                 2001                  2000                 1999
                          -----------------    -----------------    ------------------    -----------------    -----------------
December 31
(in thousands)            Balance    %<F2>     Balance    %<F2>     Balance    %<F2>      Balance   %<F2>      Balance   %<F2>
                          --------  -------    --------  -------    --------  --------    --------  -------    --------  -------
Residential Real
  Estate Loans<F2>         $71,114   38.4 %     $80,616   40.1 %     $85,977    40.6 %     $88,517   44.0 %     $90,780   49.4 %
Commercial and
  Commercial
  Real Estate               49,466   26.7        51,313   25.5        48,979    23.1        44,790   22.3        37,868   20.6
Consumer Loans              64,567   34.9        69,088   34.4        76,727    36.3        67,756   33.7        55,137   30.0
                          --------             --------             --------              --------             --------
    Total                  185,147  100.0 %     201,017  100.0 %     211,683   100.0 %     201,063  100.0 %     183,785  100.0 %

Less: Allowance
      for loan losses        2,418                3,083                2,506                 2,750                2,697
      Unearned Income       13,917               14,753               16,734                14,473               11,372
                          --------             --------             --------              --------             --------
    Total                 $168,812             $183,181             $192,443              $183,840             $169,716
                          ========             ========             ========              ========             ========


<F1> At December 31, 1999 through December 31, 2003, the subsidiary Bank did not have any construction loans in the loan portfolio.

<F2> % represents the percentage of loans in the category to total loans.




B. Maturities and Sensitivity of Loans to Changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 2003, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:

                                          After One
                           One Year       But Within      After
(in thousands)           or Less(a)(b)    Five Years    Five Years     Total
                         -------------    ----------    ----------    -------
Commercial
  and Commercial
  Real Estate               $31,417         $14,016       $4,033      $49,466

(a) Includes demand loans having no stated schedule of repayments and no stated maturity and overdrafts.

(b)  Includes floating rate loans of $23,011 that reprice at least quarterly.


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



(in thousands)                                                    2003       2002      2001     2000       1999
                                                                 ------     ------     ----     -----     ------
Loans on a non-accrual basis                                     $1,374     $1,620     $374      $936     $1,507

Loans past due 90 days or more and still accruing                   273         67      159       210        108

Restructured loans                                                    -          -        -         -          -
                                                                 ------     ------     ----     -----     ------
  Total non-performing loans                                     $1,647     $1,687     $533     1,146     $1,615
                                                                 ======     ======     ====     =====     ======
Total non-performing loans as a percent
  of total loans - net of unearned income                          1.0%       0.9%     0.3%      0.6%       0.9%
                                                                 ======     ======     ====     =====     ======


For loans on a non-accrual basis, loans past due 90 days or more and restructured loans the difference between the interest collected and recognized as income and the amounts which would have been accrued was not significant for the years 1999 through 2003.

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

III. Loan Portfolio
(cont'd)

C. Risk Elements


2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $1.4 million at December 31, 2003 were classified as substandard and are considered potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 2004.


3. Foreign Outstandings - None


4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the Counties of Fulton and Saratoga and, therefore, there are substantial concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through prudent underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 2003, the only concentration of loans that existed within the Bank's portfolio, other than the geographic concentration referred to above, were loans to the leather and leather related industries. Loans to this customer segment were $2.6 million, which represented 1.4% of the gross loans outstanding at December 31, 2003. Loans totaling approximately $1.6 million to this customer segment are currently on the subsidiary Bank's internal watch list. Commitments to this segment were $0.6 million, which represented 2.4% of the total commitments outstanding at December 31, 2003.

IV. Summary of Loan Loss Experience

The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.



Years Ended December 31,                                        2003          2002          2001          2000          1999
                                                             ---------     ---------     ---------     ---------     ---------
(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)                             $171,230      $186,264      $194,949      $186,590      $172,413

Average loans outstanding during the year
  (less average unearned income)                             $176,494      $191,646      $193,121      $181,186      $152,974

Balance of allowance at beginning of year                      $3,083        $2,506        $2,750        $2,697        $1,580

Loans charged off:
  Commercial and Commercial Real Estate                        (1,523)          (55)         (435)          (40)          (30)
  Residential Real Estate                                           -             -             -             -          (105)
  Consumer                                                       (599)         (668)         (561)         (199)         (146)
                                                             ---------     ---------     ---------     ---------     ---------
    Total loans charged off                                    (2,122)         (723)         (996)         (239)         (281)
                                                             ---------     ---------     ---------     ---------     ---------

Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate                             4            12            12            12             1
  Residential Real Estate                                           7            22            33            26            28
  Consumer                                                        156           101           182            35            22
                                                             ---------     ---------     ---------     ---------     ---------
    Total Recoveries                                              167           135           227            73            51
                                                             ---------     ---------     ---------     ---------     ---------

Net loans charged off                                          (1,955)         (588)         (769)         (166)         (230)

Acquisition-related allowance                                       -             -             -             -         1,167

Provision for loan losses                                       1,290         1,165           525           219           180
                                                             ---------     ---------     ---------     ---------     ---------

    Balance of allowance at end of year                        $2,418        $3,083        $2,506        $2,750        $2,697
                                                             =========     =========     =========     =========     =========

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                                 1.11 %        0.31 %        0.40 %        0.09 %        0.15 %

Net charge-offs as percent of allowance at
  beginning of year.                                            63.41 %       23.46 %       27.96 %        6.15 %       14.56 %

Allowance as percent of loans outstanding
  at end of year (less unearned income)                          1.41 %        1.66 %        1.29 %        1.47 %        1.56 %



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

During 2003, the Company recorded a provision for loan losses of $1,290,000. The subsidiary Bank's allowance for loan losses at December 31, 2003 totaled $2,418,000 or 1.41% of total loans, net of unearned income. Net charge-offs for 2003 totaled $1,955,000. At year-end 2003, there were $1,374,000 of loans in a non-accrual status. At December 31, 2003, $371,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Although management of the Company believes that the allowance is adequate to provide for inherent risk of loss, there can be no assurance that the Company will not sustain losses in any given period which could be substantial.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:



                                                     2003                   2002                   2001
                                              ------------------     ------------------     -----------------
                                              Average                Average                Average
(in thousands)                                Balance      Rate      Balance      Rate      Balance     Rate
                                              --------     -----     --------     -----     --------    -----
Demand Deposits                                $29,175                $28,565                $26,756

Regular Savings, NOW, and
  Money Market                                 155,477     0.91 %     141,168     1.49 %     113,416    2.19 %

Certificates of Deposit and
  Other Time Deposits                          123,086     2.83 %     121,716     3.53 %     136,628    5.06 %
                                              --------               --------               --------
    Total                                     $307,738               $291,449               $276,800
                                              ========               ========               ========



B. There were no foreign deposits in domestic offices at December 31, 2003, 2002 and 2001.


C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 2003.
(in thousands)

Maturing in:

Three months or less                                     $9,825
Over three months through six months                      6,272
Over six months through twelve months                     6,046
Over twelve months                                        6,072


D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.


VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                              2003        2002         2001
                                             -------     -------      -------
Percentage of net income to:
  Average total assets                        0.92 %      1.22 %       1.14 %
  Average total stockholders' equity          9.66       12.83        11.68

Percentage of cash dividends paid
  to net income                              46.13       34.09        37.70

Percentage of average
  stockholders' equity
  to average total assets                     9.50        9.55         9.74

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


ITEM 4. Submission of Matters to a Vote of Security Holders

None


Executive Officers of the Registrant

The following table sets forth selected information about the executive officers of the Company.



Name, Age                         Office and Position with the Company or the Subsidiary Bank                 Officer Since
---------                         -----------------------------------------------------------                 -------------
Ronald J. Bradt, 60               Senior Vice President, Bank                                                     1974

George E. Doherty, 47             Senior Vice President, Bank                                                     1983

Michael J. Frank, 57              Vice President and Comptroller, Bank                                            1990
                                  Treasurer, Company

George A. Morgan, 61              Executive Vice President, Cashier and Trust Officer, Bank                       1974
                                  Vice President & Secretary, Company

Michael J. Pepe, 45               Senior Vice President, Bank                                                     1999

William N. Smith, 63              Chairman of the Board, President and Chief Executive Officer,                   1974
                                  Bank & Company


Each of the executive officers of the Company have been principally employed as an officer of the Company or the subsidiary Bank for the past five years with the exception of Mr. Pepe, who was employed by Gloversville Federal Savings and Loan Association, subsidiary of Adirondack Financial Services Bancorp, Inc. which was acquired on June 1, 1999 by CNB Bancorp, Inc.


PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters

The information set forth under the heading "Market and Dividend
Information" on page 40 of the registrant's 2003 Annual Report is incorporated herein by reference. Over-the-counter quotations reflect inter-dealer prices and may not necessarily represent actual transactions. The Company increased its dividend in 2003 for the thirty-seventh consecutive year and anticipates paying comparable dividends in the future. Information regarding restrictions on dividend payments can be found on page 21 of the registrant's 2003 Annual Report under "Notes to Consolidated Financial Statements - Dividend Restrictions".


ITEM 6. Selected Financial Data

The information set forth under the heading "Five Year Financial
Summary" on page 14 of the registrant's 2003 Annual Report is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Financial Review" on pages
6 through 13 of the registrant's 2003 Annual Report is incorporated herein by reference.


Forward-Looking Statements

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and its wholly-owned subsidiary, City National Bank and Trust Company (the "Bank"). Where used in this report, the words "anticipate," "believe," " estimate," "expect," "intend," and similar words and expressions, as they relate to the Company or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in Fulton and Saratoga Counties, New York), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Liquidity

Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section page 11 of Company's 2003 Annual Report for additional discussion on liquidity.

The Company, on average, during 2003 had $13.6 million of its assets invested in federal funds sold.


Capital

At December 31, 2003, stockholders' equity was $38.0 million, which represents an increase of $1.2 million, or 3.1% over 2002. This follows an increase of $2.2 million, or 6.5% over 2001. The increase from 2002 to 2003 was due mainly to a combination of net income after dividends and a reduction in accumulated other comprehensive income less net treasury stock transactions. The increase from 2001 to 2002 was due mainly to a combination of net income after dividends and an increase in accumulated other comprehensive income less net treasury stock transactions.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 2002. The Company's risk-based capital ratio was 17.5% and 16.2% at December 31, 2003 and 2002, respectively. Dividends per share declared in 2003 were $0.76 as compared to $0.70 in 2002 and $0.66 in 2001.

See "Financial Review" section pages 10 and 11 of the Company's 2003 Annual Report for additional discussion on capital.


Contractual Obligations

As of December 31, 2003 the Company is contractually obligated to make the following payments:



                                                                           Less than     1 - 3     3 - 5     More than
Contractual Obligations                                         Total       1 year       years     years      5 years
                                                               -------     ---------    -------    ------    ---------
Notes Payable - Federal Home Loan Bank                         $35,736        $5,084    $15,105    $1,547      $14,000

Securities sold under agreement to repurchase                   12,124         1,924      4,000     2,200        4,000
                                                               -------     ---------    -------    ------    ---------

     Total                                                     $47,860        $7,008    $19,105    $3,747      $18,000
                                                               =======     =========    =======    ======    =========



Recent Accounting Pronouncements

The information set forth under the heading "Recent Accounting
Pronouncements" on page 22 of the registrant's 2003 Annual Report is incorporated herein by reference.


Critical Accounting Policies

Pursuant to SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated financial statements. Included in Note 1 to the consolidated financial statements contained in the Company's 2003 Annual Report is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the consolidated financial statements.


ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading "Financial Review - Market
Risk" pages 12 and 13 of the registrant's 2003 Annual Report is incorporated herein by reference. Also, the information reported on page 6 of this report is incorporated by reference.


ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 15 through 39 of the registrant's 2003 Annual Report is incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


ITEM 9a. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The ten persons listed below are currently directors of the Company. Except as noted below, all of the directors have held the same or another executive position with the same employer during the past five years.



                                       Principal Occupation                                                     Director of the
Name, Age                              for Past Five Years                                       Class          Company Since
---------                              --------------------                                      -----          ---------------
John C. Miller, 73                     President, John C. Miller, Inc.                             2                1988
                                       Automobile Dealer

Robert L. Maider, 72                   Attorney-at-Law, Maider & Smith                             2                1988

William N. Smith, 63                   Chairman of the Board, President                            1                1988
                                       and Chief Executive Officer
                                       of the Company and the Bank

George A. Morgan, 61                   Vice President & Secretary                                  3                1991
                                       of the Company and Executive Vice President,
                                       Cashier & Trust Officer of the Bank

Brian K. Hanaburgh, 54                 Owner                                                       1                1994
                                       D/B/A McDonald's Restaurants
                                       Fast Food Restaurants

Clark D. Subik, 49                     President, Superb Leather, Inc.                             3                1995
                                       Leather Merchandiser

Deborah H. Rose, 53                    Retired Vice President, Hathaway Agency, Inc.               3                1996
                                       General Insurance

Theodore E. Hoye, III, 55              President, First Credit Corporation                         3                1998
                                       Financing and Insuring of Manufactured Housing

Timothy E. Delaney, 41                 President, Delaney Construction Corporation                 2                1999
                                       Heavy/Highway Construction

Richard D. Ruby, 55                    President, Ruby & Quiri, Inc.                               1                1999
                                       Home Furnishings Retailer


Management is not aware of any family relationships between the above named directors.


Executive Officers

Information required by this item is included in Item I of this 10-K.


Audit Committee Financial Expert

The Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. The Board of Directors has concluded that no current Director qualifies as a financial expert, and, at this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.


Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company's web site at http://www.citynatlbank.com. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.


Insider Compliance

Information required by this item is hereby incorporated by reference herein from the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Officers' Compensation", "Employment Arrangements", "Compensation of Directors" and "Compensation Pursuant to Plans", at pages 10 through 15 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders; provided however that the captions entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is hereby incorporated by reference herein from the caption "Proposal 1 - Election of Directors" at pages 3 through 6 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.



                                                          Equity Compensation Plan Information
                                                          ------------------------------------

                                                                                                           Number of securities
                                                                                                         remaining available for
                                                                                                          future issuance under
                                                      Number of securities to      Weighted-average         equity compensation
                                                      be issued upon exercise      exercise price of          plans (excluding
                                                      of outstanding options,    outstanding options,     securities reflected in
                                                        warrants and rights       warrants and rights           column (a))
                                                      -----------------------    --------------------    ------------------------
                                                                (a)                       (b)                       (c)
Equity compensation plans
approved by security holders                                  259,533                    27.05                    142,650

Equity compensation plans not
approved by security holders <F1>                              18,337                    15.22                          -

Total                                                         277,870                    26.27                    142,650


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




ITEM 13. Certain Relationships and Related Transactions

Information required by this item is hereby incorporated by reference herein from the caption "Related Party Transactions" on page 18 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.


PART IV.


ITEM 14. Principal Accountant Fees and Services

Information required by this item is hereby incorporated by reference herein from the caption "Principal Accounting Firm Fees" on pages 9 and 10 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.


ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of the registrant and its subsidiary and the independent auditors' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated herein by reference:

Independent Auditors' Report

Financial Statements (Consolidated)

Statements of Condition - December 31, 2003 and 2002

Statements of Income - Years ended December 31, 2003, 2002 and 2001

Statements of Changes in Stockholders' Equity - Years ended December 31, 2003, 2002, and 2001

Statements of Cash Flows - Years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

(All financial statement schedules for the registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto.)

The Company filed an 8-K with the Securities and Exchange Commission on October 28, 2003 in connection with its press release announcing earnings for the quarter ended September 30, 2003.

The following are the exhibits:



Exhibit No.      Exhibit                                                                                         Location
-----------      -------                                                                                         --------
 3.1             Restated Certificate of Incorporation of CNB Bancorp, Inc.                                         (1)
                 (incorporated by reference)
 3.2             Bylaws of CNB Bancorp, Inc. (incorporated by reference)                                            (2)

 4.              Instruments Defining the Rights of Security Holders (See Exhibits 3.1 and 3.2)

                 Material contracts:

10.1             Agreement for Supplemental Retirement Benefits for William N. Smith                                (3)
                 (incorporated by reference)
10.2             Stock Option Plan (incorporated by reference)                                                      (4)




Exhibit No.      Exhibit                                                                                         Location
-----------      -------                                                                                         --------
10.3             Change of Control Agreement with William N. Smith                                                  (5)
                 (incorporated by reference)
10.4             Change of Control Agreement with George A. Morgan                                                  (6)
                 (incorporated by reference)
10.5             Long-Term Incentive Compensation Plan                                                              (7)
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

Dated: March 25, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                                           Title                                                         Date
---------                                           -----                                                         ----
By /s/ John C. Miller                               Director                                                      March 25, 2004
---------------------------
John C. Miller

By /s/ Robert L. Maider                             Director                                                      March 25, 2004
---------------------------
Robert L. Maider

By /s/ William N. Smith                             Chairman of the Board,                                        March 25, 2004
---------------------------                         President and Chief Executive
William N. Smith                                    Officer (chief executive officer)

By /s/ George A. Morgan                             Vice President and Secretary                                  March 25, 2004
---------------------------                         (principal financial and accounting
George A. Morgan                                    officer) and Director

By /s/ Brian K. Hanaburgh                           Director                                                      March 25, 2004
---------------------------
Brian K. Hanaburgh

By /s/ Clark D. Subik                               Director                                                      March 25, 2004
---------------------------
Clark D. Subik

By /s/ Deborah H. Rose                              Director                                                      March 25, 2004
---------------------------
Deborah H. Rose

By /s/ Theodore E. Hoye III                         Director                                                      March 25, 2004
---------------------------
Theodore E. Hoye III

By /s/ Timothy E. Delaney                           Director                                                      March 25, 2004
---------------------------
Timothy E. Delaney

By /s/ Richard D. Ruby                              Director                                                      March 25, 2004
---------------------------
Richard D. Ruby



EXHIBIT INDEX


Reg. S - K
Exhibit Number                             Description
--------------                             -----------
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
