Form 10-Q
period 2004-03-31
CNB BANCORP INC /NY/
filed 2004-05-11
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004       Commission File Number: 0-17501

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

Yes         No  X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                                  as of May 10, 2004
   $2.50 par value                                          2,213,480

                              CNB BANCORP, INC.

                                    INDEX

                                                                     Page No.


PART I      FINANCIAL INFORMATION

Item 1      Consolidated interim financial statements (unaudited):

            Consolidated statements of income for the
            three months ended March 31, 2004 and 2003                   1

            Consolidated statements of financial condition
            as of March 31, 2004 and December 31, 2003                   2

            Consolidated statements of cash flows for the
            three months ended March 31, 2004 and 2003                   3

            Notes to consolidated interim financial statements         4 - 6

Item 2      Management's discussion and analysis of financial
            condition and results of operations                        7 - 9

Item 3      Quantitative and qualitative disclosures about
            market risk                                                 10

Item 4      Controls and procedures                                     11


PART II     OTHER INFORMATION

Item 1      Legal proceedings - not applicable

Item 2 Changes in securities, use of proceeds and issuer purchases of equity securities - none

Item 3      Defaults upon senior securities - none

Item 4      Submission of matters to a vote of security holders - none

Item 5      Other information - none

Item 6      Exhibits and Reports on Form 8-K                            12

Signatures                                                              13

Exhibit Index                                                           14


                              CNB BANCORP, INC.

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,

                                                                                       2004                   2003
                                                                               --------------------   -------------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                                $2,882                $3,358
  Interest on federal funds sold                                                                26                    39
  Interest on balances due from depository institutions                                          6                    54
  Interest on securities available for sale                                                  1,781                 1,529
  Interest on investment securities                                                            119                   145
  Dividends on FRB and FHLB stock                                                               27                    45
                                                                               --------------------   -------------------
    Total interest and dividend income                                                       4,841                 5,170

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                                             284                   411
    Certificates and time deposits of $100,000 or more                                         162                   231
    Other time deposits                                                                        550                   713
  Interest on securities sold under agreements to repurchase                                   145                   148
  Interest on other borrowings                                                                 269                   313
                                                                               --------------------   -------------------
    Total interest expense                                                                   1,410                 1,816
NET INTEREST INCOME                                                                          3,431                 3,354
  Provision for loan losses                                                                    150                   385
                                                                               --------------------   -------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                           3,281                 2,969

OTHER INCOME
  Income from fiduciary activities                                                              44                    40
  Service charges on deposit accounts                                                          185                   162
  Net gain on sales or calls of securities                                                     401                     -
  Insurance commissions                                                                        199                   357
  Other income                                                                                 149                   153
                                                                               --------------------   -------------------
    Total other income                                                                         978                   712

OTHER EXPENSES
  Salaries and employee benefits                                                             1,202                 1,185
  Occupancy expense, net                                                                       184                   155
  Furniture and equipment expense                                                              107                   119
  External data processing expense                                                             236                   258
  Other expense                                                                                566                   485
                                                                               --------------------   -------------------
    Total other expenses                                                                     2,295                 2,202
                                                                               --------------------   -------------------
INCOME BEFORE INCOME TAXES                                                                   1,964                 1,479
  Provision for income taxes                                                                   587                   396
                                                                               --------------------   -------------------
NET INCOME                                                                                  $1,377                $1,083
                                                                               ====================   ===================

  Earnings per share
    Basic                                                                                    $0.62                 $0.49
    Diluted                                                                                   0.62                  0.49

See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)


                                                                                     March 31, 2004          December 31, 2003
                                                                                    ----------------        -------------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                       $9,723                    $12,272
  Interest bearing deposits with banks                                                        6,600                      5,918
  Federal funds sold                                                                         13,600                     13,200
                                                                                    ----------------        -------------------
    Total cash and cash equivalents                                                          29,923                     31,390

Securities available for sale, at fair value                                                158,597                    163,251

Investment securities, at cost (approximate fair value at March 31, 2004 -
  $10,647; at December 31, 2003 - $10,030)                                                   10,319                      9,711

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                     2,887                      2,989

Loans                                                                                       186,693                    185,147
   Unearned income                                                                          (13,326)                   (13,917)
   Allowance for loan losses                                                                 (2,436)                    (2,418)
                                                                                    ----------------        -------------------
           Net loans                                                                        170,931                    168,812

Premises and equipment, net                                                                   5,771                      5,765
Accrued interest receivable                                                                   2,098                      1,809
Goodwill                                                                                      3,960                      3,960
Other assets                                                                                  7,642                      7,869
                                                                                    ----------------        -------------------
       Total assets                                                                        $392,128                   $395,556
                                                                                    ================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                            $31,050                    $30,386
   Regular savings, NOW and money market accounts                                           162,076                    160,736
   Certificates and time deposits of $100,000 or more                                        26,631                     28,215
   Other time deposits                                                                       85,021                     88,910
                                                                                    ----------------        -------------------
     Total deposits                                                                         304,778                    308,247

Securities sold under agreements to repurchase                                               11,757                     12,124
Notes payable - Federal Home Loan Bank                                                       33,716                     35,736
Other liabilities                                                                             2,270                      1,409
                                                                                    ----------------        -------------------
       Total liabilities                                                                    352,521                    357,516

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                     6,004                      6,004
Surplus                                                                                       4,418                      4,418
Undivided profits                                                                            33,271                     32,353
Accumulated other comprehensive income                                                        1,530                        975
Treasury stock, at cost; 189,404 shares at March 31, 2004 and
   192,601 shares at December 31, 2003                                                       (5,616)                    (5,710)
                                                                                    ----------------        -------------------
       Total stockholders' equity                                                            39,607                     38,040
                                                                                    ----------------        -------------------
       Total liabilities and stockholders' equity                                          $392,128                   $395,556
                                                                                    ================        ===================

See accompanying notes to consolidated interim financial statements



                              CNB BANCORP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31,

                                                                                                   2004                2003
                                                                                              -------------       -------------
Cash flows from operating activities:
   Net income                                                                                       $1,377              $1,083
   Adjustments to reconcile net income to net cash provided by operating activities:
   Increase  in interest receivable                                                                   (289)               (470)
   Increase in other assets                                                                            (26)               (143)
   Increase in other liabilities                                                                       861                 786
   Deferred income tax benefit                                                                         (62)               (159)
   Depreciation and other amortization expense                                                         132                  93
   Net increase in cash surrender value of bank-owned life insurance                                   (61)                (67)
   Amortization of premiums/discounts on securities, net                                               289                 285
   Net gain on securities transactions                                                                (401)                  -
   Provision for loan losses                                                                           150                 385
                                                                                              -------------       -------------
     Total adjustments                                                                                 593                 710
                                                                                              -------------       -------------
      Net cash provided by operating activities                                                      1,970               1,793
                                                                                              -------------       -------------

Cash flows from investing activities:
   Purchase of investment securities                                                                  (805)                  -
   Purchase of securities available for sale                                                       (26,665)            (29,045)
   Net redemption/(purchase) of FRB and FHLB stock                                                     102                 (42)
   Proceeds from maturities, paydowns and calls of investment securities                               196                 235
   Proceeds from maturities, paydowns and calls of securities available for sale                    15,616              25,825
   Proceeds from sale of securities available for sale                                              16,726                   -
   Net (increase)/decrease in loans                                                                 (2,278)              5,496
   Purchases of premises and equipment, net                                                           (108)               (770)
                                                                                              -------------       -------------
         Net cash provided by investing activities                                                   2,784               1,699
                                                                                              -------------       -------------

Cash flows from financing activities:
   Net (decrease)/increase in deposits                                                              (3,469)              5,839
   Decrease in securities sold under agreements to repurchase                                         (367)             (1,696)
   (Decrease)/increase in notes payable - FHLB                                                      (2,020)                904
   Treasury stock purchased                                                                              -                (233)
   Cash dividends paid on common stock                                                                (442)               (423)
   Proceeds from the sale of treasury stock                                                             77                 126
                                                                                              -------------       -------------
         Net cash (used in)/provided by financing activities                                        (6,221)              4,517
                                                                                              -------------       -------------

Net (decrease)/increase in cash and cash equivalents                                                (1,467)              8,009
Cash and cash equivalents beginning of period                                                       31,390              34,660
                                                                                              -------------       -------------

Cash and cash equivalents end of period                                                            $29,923             $42,669
                                                                                              =============       =============

Supplemental disclosures of cash flow information: Cash paid during the period:
    Interest                                                                                        $1,433              $1,823
    Income taxes                                                                                         -                  39
 Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                            $ -                 $14
    Decrease in taxes payable due to exercise of non-qualified stock options                             -                   6

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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2003 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2004 and 2003. (In thousands, except per share amounts)



                                                                                     Weighted
                                                            Net                       Average
                                                           Income                     Shares                    Per Share
                                                        (Numerator)                (Denominator)                 Amount
                                                     -------------------        --------------------       ------------------
For the Three Months Ended March 31, 2004:
Basic EPS                                                   $1,377                      2,211                     $0.62
                                                                                                           ==================
Dilutive Effect of Stock Options                                 -                          6
                                                     -------------------        --------------------
Diluted EPS                                                 $1,377                      2,217                     $0.62
                                                     ===================        ====================       ==================

For the Three Months Ended March 31, 2003:
Basic EPS                                                   $1,083                      2,223                     $0.49
                                                                                                           ==================
Dilutive Effect of Stock Options                                 -                          7
                                                     -------------------        --------------------
Diluted EPS                                                 $1,083                      2,230                     $0.49
                                                     ===================        ====================       ==================



3. STOCK BASED COMPENSATION

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, Statement No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by Statement No. 123 and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

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

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share data):



                                                                                             Three Months Ended
                                                                                                  March 31
                                                                               -----------------------------------------------
                                                                                       2004                       2003
                                                                               -------------------        --------------------

Net income:
     As reported                                                                           $1,377                      $1,083
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                                                            (28)                        (38)
                                                                               -------------------        --------------------
Pro forma net income                                                                       $1,349                      $1,045
                                                                               ===================        ====================

Earnings per share:
     Basic - as reported                                                                    $0.62                       $0.49
     Basic - pro forma                                                                       0.61                        0.47

     Diluted - as reported                                                                   0.62                        0.49
     Diluted - pro forma                                                                     0.61                        0.47


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


4. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $1,932,000 for the three months ended March 31, 2004 as compared to total comprehensive income of $1,050,000 for the three months ended March 31, 2003. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and minimum pension liability adjustment.


5. PENSION BENEFITS

The following components of net periodic pension cost were recognized by the Company in the accompanying consolidated statements of income:



                                                                                        Three Months Ended
                                                                                             March 31
                                                                          -----------------------------------------------
                                                                                  2004                       2003
                                                                          -------------------        --------------------
Service cost                                                                             $60                         $58
Interest cost                                                                             76                          78
Expected return on plan assets                                                           (82)                        (76)
Amortization of loss from earlier periods                                                 16                          24
Amortization of unrecognized prior service cost                                            4                           4
                                                                          -------------------        --------------------
     Net periodic pension cost                                                           $74                         $88
                                                                          ===================        ====================


The Company expects to contribute $241,000 to its pension plan in 2004. The total amount is expected to be paid in June 2004.


6. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company's disclosures in note 11 of the 2003 Annual Report incorporate the requirements of SFAS No. 132 (revised). The Company's disclosures in Note 5 of this Form 10-Q incorporate the interim period disclosure requirements of SFAS No. 132 (revised).


7. CRITICAL ACCOUNTING POLICIES

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


8. GUARANTEES

FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $125,000 at March 31, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2004 and December 31, 2003 was insignificant.

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


FINANCIAL REVIEW:

Financial Condition:

Total assets at March 31, 2004 were $392.1 million, a decrease of $3.4 million, or 0.9%, from the December 31, 2003 amount of $395.6 million. The decrease was primarily related to a decrease in securities available for sale of $4.7 million and a decrease in cash and cash equivalents of $1.5 million. These decreases were partially offset by an increase in loans, net of unearned discount, of $2.1 million and an increase in investment securities of $0.6 million. The decrease in liabilities and stockholders' equity was primarily related to a decline in deposits of $3.5 million and a reduction in notes payable to the Federal Home Loan Bank of $2.0 million. This decrease was partially offset by the retention of earnings less dividends paid and an increase in accumulated other comprehensive income totaling $0.6 million.

Securities available for sale decreased by $4.7 million, or 2.9%, from $163.3 million at December 31, 2003, to $158.6 million at March 31, 2004 primarily as a result of the Asset/Liability Management Committees' decision to sell a portion of the Company's callable securities with maturities greater than five years to shorten the overall average life of the securities portfolio in anticipation of increasing interest rates.

Loans receivable, net of unearned income, increased $2.1 million, or 1.2% from $171.2 million at December 31, 2003 to $173.4 million at March 31, 2004. An increase in commercial lending was primarily responsible for this increase in the loan portfolio.

Cash and cash equivalents decreased by $1.5 million, or 4.7%, from $31.4 million at December 31, 2003, to $29.9 million at March 31, 2004 primarily as a result of the decrease in deposits and the reduction in notes payable with the Federal Home Loan Bank.

Deposits at March 31, 2004 were $304.8 million, a decrease of $3.5 million, or 1.1%, from the balance of $308.2 million at December 31, 2003. This decrease is primarily attributed to the decrease in certificates and time deposits of $100,000 or more and other time deposits totaling $5.5 million. These decreases were partially offset by increases in demand deposits and regular savings, NOW and money market accounts totaling $2.0 million.

Stockholders' equity increased to $39.6 million at March 31, 2004 from $38.0 million at December 31, 2003, an increase of 4.1%. This increase was primarily due to the retention of earnings, less dividends paid, during the first three months of 2004 and an increase in accumulated other comprehensive income.


Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 2004. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.


Capital Resources:

Stockholders' equity to total assets increased from 9.6% at December 31, 2003 to 10.1% at March 31, 2004. The decrease in total assets combined with earnings during the first three months of 2004 over dividends paid, net treasury stock transactions and the increase in accumulated other comprehensive income caused this ratio to increase from December 31, 2003.

The table below shows the Company's March 31, 2004 ratios, December 31, 2003 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                                                  Regulatory
                                                                    March 31, 2004        December 31, 2003       Guidelines
                                                                    --------------        -----------------       ----------

Tier 1 risk based capital to net risk weighted assets                    16.6%                  16.2%                 6.0%
Total risk based capital to net risk weighted assets                     17.8                   17.5                 10.0

Leverage ratio (Tier 1/adjusted total assets)                             8.6                    8.3                  5.0


These ratios for the Company, as well as the ratios for the subsidiary Bank, are well in excess of regulatory minimums.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Net income increased $294,000 or 27.1% for the first quarter of 2004 as compared to the same period of 2003. This increase was primarily due to net gains on sales of securities available for sale, a reduction in the provision for loan losses and an increase in the net interest margin. A decline in insurance commissions and a slight increase in operating expenses partially offset these improvements to net income.

Total interest and dividend income for the first quarter of 2004 decreased $329,000 or 6.4% from the corresponding period in 2003, while total interest expense decreased $406,000 or 22.4% from the corresponding period in 2003. Net interest income increased $77,000 or 2.3% from the corresponding period of 2003. This increase is primarily due to the decrease in the overall average rate paid on interest-bearing liabilities exceeding the average rate earned on total earning assets by 17 basis points. As a result, the net interest margin increased from 3.88% for the first quarter of 2003 to 4.01% for the corresponding period of 2004.

The decrease in interest and fees on loans of $476,000 or 14.2% from the corresponding period of 2003 is primarily due to the decrease of $11.5 million in the average volume outstanding compared to the same period of 2003. The decrease in interest rates on the total loan portfolio of 65 basis points from 7.37% for the first quarter of 2003 to 6.72% for the same period of 2004 also contributed to the reduction in the loan portfolio income.

The increase in interest on the securities portfolio of $226,000 from the corresponding period of 2003 is primarily due to the increase in the average volume on the overall securities portfolio of $25.2 million as compared to the same period of 2003. A decrease in the fully tax effected yield of 28 basis points from 5.09% for the first quarter of 2003 to 4.81% for the first quarter of 2004 partially offset some of this volume increase.

The decrease in interest expense of $406,000 for the first quarter of 2004 as compared to the same period of 2003 is primarily related to the overall decrease in the average rates being paid in the first quarter of 2004 on virtually all deposit categories as compared to the same period of 2003. The average rate paid on interest-bearing liabilities for the first quarter of 2004 was 1.75% as compared to 2.22% for the same period of 2003. A decrease in the average volume of interest-bearing liabilities of $8.2 million also contributed to the lower interest expense.

The provision for loan losses decreased $235,000 from the corresponding period in 2003 to $150,000. Net charge-offs increased $53,000 from the prior year period increasing from $79,000 in the first quarter of 2003 to $132,000 in the first quarter of 2004. Non-performing loans decreased from $1,647,000 at December 31, 2003 to $1,128,000 at March 31, 2004, a decrease of $519,000.
This decrease primarily relates to funds being received on two non-performing commercial loan relationships. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of March 31, 2004 and 2003. The allowance for loan losses as a percent of net loans outstanding was 1.41% at March 31, 2004 and December 31, 2003 and 1.88% at March 31, 2003.

Non-interest income increased $266,000 or 37.4% from the corresponding period of 2003. This increase was primarily due to net gains on sales of securities available for sale and an increase in service charges on deposit accounts. These increases were partially offset by a reduction in insurance commissions at the insurance subsidiary. The lower commissions were primarily related to a decline in the customer base and lower contingency commissions paid by the insurance companies based on overall claims experience at the agency.

Non-interest expense increased $93,000 or 4.2% from the corresponding period of 2003. Increases in salaries and employee benefits, occupancy expense and other expense were responsible for this increase. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance premiums. The higher occupancy expenses were due to higher depreciation expense on the new office in Saratoga Springs, New York, higher real estate taxes, utilities and insurance on bank premises overall. The higher other expense is primarily related to marketing being done in the Saratoga Springs region in connection with our new office opened in September 2003.

Provision for income taxes increased $191,000 from the corresponding period of 2003. This primarily relates to the increase in income before taxes of $485,000. The combined effective federal and state tax rate for the first quarter of 2004 was 29.9% as compared to 26.8% for the corresponding period of 2003. This increase is primarily due to the percentage of taxable income to total income increasing and the decline in tax exempt municipal bond interest from $384,000 for the first quarter of 2003 to $363,000 for the first quarter of 2004.

                              CNB BANCORP, INC.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The subsidiary Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the subsidiary Bank manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the subsidiary Bank's financial condition and results of operations. The subsidiary Bank does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

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

In managing exposure, the subsidiary Bank uses interest rate sensitivity models that measure both net gap exposure and earnings at risk. The ALCO monitors the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. The ALCO utilizes a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate 100 and 200 basis point rise or fall in interest rates over a twelve month period. The model is based on the actual maturity and repricing characteristics of interest rate assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities.

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of March 31, 2004 assuming the immediate increases or decreases in interest rates shown below:

        Change in          Estimated Net          Change in
      Interest Rate       Interest Income        Net Interest
      (basis points)       ($000 omitted)           Income
      --------------      ---------------        ------------
           +200                12,992               (1.4)%
           +100                13,291                0.9
              0                13,170                0.0
           -100                12,471               (5.3)
           -200                12,247               (7.0)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of March 31, 2004, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2004 was 2.25% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) - Reports on Form 8-K - Filed February 3, 2004 - The company reported financial information and accompanying discussion for the quarter and year ended December 31, 2003

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB BANCORP, INC.




                                 By /s/ William N. Smith
                                 --------------------------------------------
                                 William N. Smith, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (chief executive officer)




                                 By /s/ George A. Morgan
                                 --------------------------------------------
                                 George A. Morgan, Vice President and
                                 Secretary
                                 (principal financial and accounting officer)


Dated: May 10, 2004

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