Form 10-Q
period 2004-06-30
CNB BANCORP INC /NY/
filed 2004-08-09
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004          Commission File Number: 0-17501

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

Yes _X_      No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___      No _X_

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                               as of August 9, 2004
   $2.50 par value                                       2,214,197

                              CNB BANCORP, INC.

                                    INDEX

                                                                     Page No.


PART I  FINANCIAL INFORMATION

Item 1  Consolidated interim financial statements (unaudited):

        Consolidated statements of income for the three months
        ended June 30, 2004 and 2003
        and the six months ended June 30, 2004 and 2003                   1

        Consolidated statements of financial condition as
        of June 30, 2004 and December 31, 2003                            2

        Consolidated statements of cash flows for the
        six months ended June 30, 2004 and 2003                           3

        Notes to consolidated interim financial statements             4 - 6

Item 2  Management's discussion and analysis of financial
        condition and results of operations                            7 - 10

Item 3  Quantitative and qualitative disclosures about market risk       11

Item 4  Controls and procedures                                          12


PART II OTHER INFORMATION

Item 1  Legal proceedings - not applicable

Item 2  Changes in securities, use of proceeds and issuer
        purchases of equity securities                                   13

Item 3  Defaults upon senior securities - none

Item 4  Submission of matters to a vote of security holders -
        Annual Meeting                                                   14

Item 5  Other information - none

Item 6  Exhibits and Reports on Form 8-K                                 15

Signatures                                                               16
Exhibit Index                                                            17


                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)


                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                      2004            2003            2004            2003
                                                                  -------------  --------------  --------------  --------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                            $2,857          $3,210          $5,739          $6,568
  Interest on federal funds sold                                            26              41              52              80
  Interest on balances due from depository institutions                      9              43              15              97
  Interest on securities available for sale                              1,686           1,522           3,467           3,051
  Interest on investment securities                                        111             122             230             267
  Dividends on FRB and FHLB stock                                           19              43              46              88
                                                                  -------------  --------------  --------------  --------------
    Total interest and dividend income                                   4,708           4,981           9,549          10,151

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                         290             391             574             802
    Certificates and time deposits of $100,000 or more                     145             218             307             449
    Other time deposits                                                    464             692           1,014           1,405
  Interest on securities sold under agreements to repurchase               145             149             290             297
  Interest on other borrowings                                             260             311             529             624
                                                                  -------------  --------------  --------------  --------------
    Total interest expense                                               1,304           1,761           2,714           3,577
NET INTEREST INCOME                                                      3,404           3,220           6,835           6,574
  Provision for loan losses                                                150             135             300             520
                                                                  -------------  --------------  --------------  --------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                       3,254           3,085           6,535           6,054

OTHER INCOME
  Income from fiduciary activities                                          45              62              89             102
  Service charges on deposit accounts                                      184             187             369             349
  Net gain on sales or calls of securities                                  46               4             447               4
  Insurance commissions                                                    220             119             419             476
  Other income                                                             125             153             274             306
                                                                  -------------  --------------  --------------  --------------
    Total other income                                                     620             525           1,598           1,237

OTHER EXPENSES
  Salaries and employee benefits                                         1,221           1,181           2,423           2,366
  Occupancy expense, net                                                   160             132             344             287
  Furniture and equipment expense                                          121             123             228             242
  External data processing expense                                         238             208             474             466
  Other expense                                                            558             655           1,124           1,140
                                                                  -------------  --------------  --------------  --------------
    Total other expenses                                                 2,298           2,299           4,593           4,501
                                                                  -------------  --------------  --------------  --------------
INCOME BEFORE INCOME TAXES                                               1,576           1,311           3,540           2,790
  Provision for income taxes                                               437             329           1,024             725
                                                                  -------------  --------------  --------------  --------------
NET INCOME                                                              $1,139            $982          $2,516          $2,065
                                                                  =============  ==============  ==============  ==============

  Earnings per share
    Basic                                                                $0.51           $0.44           $1.14           $0.93
    Diluted                                                               0.51            0.44            1.13            0.93


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)


                                                                                   June 30, 2004          December 31, 2003
                                                                                 ------------------       ------------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                      $9,246                  $12,272
  Interest bearing deposits with banks                                                         674                    5,918
  Federal funds sold                                                                         3,400                   13,200
                                                                                 ------------------       ------------------
    Total cash and cash equivalents                                                         13,320                   31,390

Securities available for sale, at fair value                                               170,649                  163,251

Investment securities, at cost (approximate fair value at June 30, 2004 -
  $9,033; at December 31, 2003 - $10,030)                                                    8,836                    9,711

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                    2,737                    2,989

Loans                                                                                      186,757                  185,147
   Unearned income                                                                         (11,208)                 (13,917)
   Allowance for loan losses                                                                (2,458)                  (2,418)
                                                                                 ------------------       ------------------
           Net loans                                                                       173,091                  168,812

Premises and equipment, net                                                                  5,812                    5,765
Accrued interest receivable                                                                  1,805                    1,809
Goodwill                                                                                     3,960                    3,960
Other assets                                                                                 9,033                    7,869
                                                                                 ------------------       ------------------
       Total assets                                                                       $389,243                 $395,556
                                                                                 ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                           $34,421                  $30,386
   Regular savings, NOW and money market accounts                                          167,649                  160,736
   Certificates and time deposits of $100,000 or more                                       22,964                   28,215
   Other time deposits                                                                      81,983                   88,910
                                                                                 ------------------       ------------------
     Total deposits                                                                        307,017                  308,247

Securities sold under agreements to repurchase                                              11,768                   12,124
Notes payable - Federal Home Loan Bank                                                      30,695                   35,736
Other liabilities                                                                            1,687                    1,409
                                                                                 ------------------       ------------------
       Total liabilities                                                                   351,167                  357,516

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                    6,004                    6,004
Surplus                                                                                      4,418                    4,418
Undivided profits                                                                           33,915                   32,353
Accumulated other comprehensive (loss)/income                                                 (744)                     975
Treasury stock, at cost; 186,694 shares at June 30, 2004 and
   192,601 shares at December 31, 2003                                                      (5,517)                  (5,710)
                                                                                 ------------------       ------------------
       Total stockholders' equity                                                           38,076                   38,040
                                                                                 ------------------       ------------------
       Total liabilities and stockholders' equity                                         $389,243                 $395,556
                                                                                 ==================       ==================


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                                       SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                   2004                2003
                                                                                              ---------------    ---------------
Cash flows from operating activities:
     Net income                                                                                       $2,516             $2,065
     Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease/(increase) in interest receivable                                                            4                (67)
     Decrease/(increase) in other assets                                                                 103               (857)
     Increase in other liabilities                                                                       278                616
     Deferred income tax (benefit)/expense                                                               (97)               196
     Depreciation and other amortization expense                                                         266                269
     Net increase in cash surrender value of bank-owned life insurance                                  (116)              (134)
     Amortization of premiums/discounts on securities, net                                               540                658
     Net gain on securities transactions                                                                (447)                (4)
     Provision for loan losses                                                                           300                520
                                                                                              ---------------    ---------------
       Total adjustments                                                                                 831              1,197
                                                                                              ---------------    ---------------
        Net cash provided by operating activities                                                      3,347              3,262
                                                                                              ---------------    ---------------

  Cash flows from investing activities:
     Purchase of investment securities                                                                (1,237)            (1,844)
     Purchase of securities available for sale                                                       (58,398)           (68,109)
     Net redemption of FRB and FHLB stock                                                                252                 63
     Proceeds from maturities, paydowns and calls of investment securities                             2,104              1,207
     Proceeds from maturities, paydowns and calls of securities available for sale                    25,809             57,631
     Proceeds from sale of securities available for sale                                              22,289                  -
     Net (increase)/decrease in loans                                                                 (4,595)             9,996
     Purchases of premises and equipment, net                                                           (253)            (1,351)
                                                                                              ---------------    ---------------
           Net cash used by investing activities                                                     (14,029)            (2,407)
                                                                                              ---------------    ---------------

  Cash flows from financing activities:
     Net (decrease)/increase in deposits                                                              (1,230)             6,122
     Decrease in securities sold under agreements to repurchase                                         (356)            (1,771)
     Decrease in notes payable - FHLB                                                                 (5,041)            (1,193)
     Treasury stock purchased                                                                            (98)              (497)
     Cash dividends paid on common stock                                                                (884)              (845)
     Proceeds from the sale of treasury stock                                                            221                246
                                                                                              ---------------    ---------------
           Net cash (used in)/provided by financing activities                                        (7,388)             2,062
                                                                                              ---------------    ---------------

  Net (decrease)/increase in cash and cash equivalents                                               (18,070)             2,917
  Cash and cash equivalents beginning of period                                                       31,390             34,660
                                                                                              ---------------    ---------------

  Cash and cash equivalents end of period                                                            $13,320            $37,577
                                                                                              ===============    ===============

Supplemental disclosures of cash flow information:
   Cash paid during the period:
      Interest                                                                                        $2,760             $3,594
      Income taxes                                                                                       844                889
   Supplemental schedule of noncash investing activities:
      Net reduction in loans resulting from the transfer to real estate owned                            $ -                $20
      Decrease in taxes payable due to exercise of non-qualified stock options                            12                 15


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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2004 and December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2003 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 2004 and 2003. (In thousands, except per share amounts)



                                                                                   Weighted
                                                               Net                 Average
                                                              Income                Shares               Per Share
                                                           (Numerator)           (Denominator)             Amount
                                                         ---------------       ----------------       ---------------
For the Three Months Ended June 30, 2004:

Basic EPS                                                        $1,139                  2,214                 $0.51
                                                                                                      ===============
Dilutive Effect of Stock Options                                      -                      6
                                                         ---------------       ----------------
Diluted EPS                                                      $1,139                  2,220                 $0.51
                                                         ===============       ================       ===============


For the Three Months Ended June 30, 2003:

Basic EPS                                                         $ 982                  2,221                 $0.44
                                                                                                      ===============
Dilutive Effect of Stock Options                                      -                      6
                                                         ---------------       ----------------
Diluted EPS                                                       $ 982                  2,227                 $0.44
                                                         ===============       ================       ===============


For the Six Months Ended June 30, 2004:

Basic EPS                                                        $2,516                  2,212                 $1.14
                                                                                                      ===============
Dilutive Effect of Stock Options                                      -                      6
                                                         ---------------       ----------------
Diluted EPS                                                      $2,516                  2,218                 $1.13
                                                         ===============       ================       ===============


For the Six Months Ended June 30, 2003:

Basic EPS                                                        $2,065                  2,222                 $0.93
                                                                                                      ===============
Dilutive Effect of Stock Options                                      -                      7
                                                         ---------------       ----------------
Diluted EPS                                                      $2,065                  2,229                 $0.93
                                                         ===============       ================       ===============



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

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three month and six month periods ended June 30, 2004 and 2003 (in thousands, except per share data):



                                                                 Three Months Ended                      Six Months Ended
                                                           -------------------------------       -------------------------------
                                                                       June 30                               June 30
                                                               2004              2003                2004              2003
                                                           -------------     -------------       -------------     -------------
Net income:
     As reported                                                 $1,139              $982              $2,516            $2,065
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                                  (28)              (38)                (56)              (76)
                                                           -------------     -------------       -------------     -------------
Pro forma net income                                             $1,111              $944              $2,460            $1,989
                                                           =============     =============       =============     =============

Earnings per share:
     Basic - as reported                                          $0.51             $0.44               $1.14             $0.93
     Basic - pro forma                                             0.50              0.43                1.11              0.90

     Diluted - as reported                                         0.51              0.44                1.13              0.93
     Diluted - pro forma                                           0.50              0.42                1.11              0.89


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


4. COMPREHENSIVE INCOME

The Company recorded a total comprehensive loss of $1,135,000 for the three months ended June 30, 2004 as compared to total comprehensive income of $1,330,000 for the three months ended June 30, 2003. For the six month periods ended June 30, 2004 and 2003 the Company recorded total comprehensive income of $797,000 and $2,380,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and minimum pension liability adjustment.

5. PENSION BENEFITS

The following components of net periodic pension cost were recognized by the Company in the accompanying consolidated statements of income:



                                                             Three Months Ended                         Six Months Ended
                                                      ----------------------------------       ---------------------------------
                                                                   June 30                                  June 30
                                                          2004                 2003                2004                 2003
                                                      -------------       --------------       -------------       -------------
Service cost                                                   $60                  $58                $120                $116
Interest cost                                                   75                   78                 151                 156
Expected return on plan assets                                 (82)                 (76)               (164)               (152)
Amortization of loss from earlier periods                       17                   24                  33                  48
Amortization of unrecognized prior service cost                  4                    4                   8                   8
                                                      -------------       --------------       -------------       -------------
     Net periodic pension cost                                 $74                  $88                $148                $176
                                                      =============       ==============       =============       =============


The Company contributed $241,000 to its pension plan in June 2004. This is the total amount expected to be paid in 2004.


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


8. GUARANTEES

FASB Interpretation No. 45 (FIN No. 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $193,000 at June 30, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2004 and December 31, 2003 was insignificant.

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


FINANCIAL REVIEW:

Financial Condition:

Total assets at June 30, 2004 were $389.2 million, a decrease of $6.3 million, or 1.6%, from the December 31, 2003 amount of $395.6 million. The decrease was primarily related to a decrease in cash and cash equivalents of $18.1 million. This decrease was partially offset by an increase in loans, net of unearned discount, of $4.3 million and an increase in securities available for sale of $7.4 million. The decrease in liabilities and stockholders' equity was primarily related to a decline in deposits of $1.2 million and a reduction in notes payable to the Federal Home Loan Bank of $5.0 million. Stockholders' equity remained virtually unchanged with the retention of earnings offsetting dividends paid and the reduction in accumulated other comprehensive income.

Securities available for sale increased by $7.4 million, or 4.5%, from $163.3 million at December 31, 2003, to $170.6 million at June 30, 2004 primarily as a result of the Asset/Liability Management Committees' decision to invest excess cash in available for sale securities with maturities or average lives of less than five years. This was done in conjunction with sales in the first quarter of securities with maturities and average lives of greater than five years to shorten the overall average life of the securities portfolio in anticipation of higher interest rates.

Loans receivable, net of unearned income, increased $4.3 million, or 2.5% from $171.2 million at December 31, 2003 to $175.5 million at June 30, 2004. Increases in commercial lending and consumer installment lending were primarily responsible for this increase in the loan portfolio.

Cash and cash equivalents decreased by $18.1 million, or 57.6%, from $31.4 million at December 31, 2003, to $13.3 million at June 30, 2004 primarily as a result of the increase in loans and securities available for sale combined with the decrease in deposits and the reduction in notes payable with the Federal Home Loan Bank.

Deposits at June 30, 2004 were $307.0 million, a decrease of $1.2 million, or 0.4%, from the balance of $308.2 million at December 31, 2003. This decrease is primarily attributed to the decrease in certificates and time deposits of $100,000 or more and other time deposits totaling $12.2 million. These decreases were partially offset by increases in demand deposits and regular savings, NOW and money market accounts totaling $10.9 million.

Stockholders' equity remained virtually unchanged from December 31, 2003 to June 30, 2004 with the retention of earnings for the first six months of 2004 offsetting dividends paid and a reduction in accumulated other comprehensive income.

Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 2004. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital Resources:

Stockholders' equity to total assets increased from 9.6% at December 31, 2003 to 9.8% at June 30, 2004. The decrease in total assets combined with earnings during the first six months of 2004 over dividends paid, net treasury stock transactions and the decrease in accumulated other comprehensive income caused this ratio to increase from December 31, 2003.

The table below shows the Company's June 30, 2004 ratios, December 31, 2003 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.


                                                                                                                   Regulatory
                                                                    June 30, 2004        December 31, 2003         Guidelines
                                                                    -------------        -----------------         ----------
Tier 1 risk based capital to net risk weighted assets                    16.9%                 16.2%                   6.0%
Total risk based capital to net risk weighted assets                     18.2                  17.5                   10.0

Leverage ratio (Tier 1/adjusted total assets)                             8.8                   8.3                    5.0


   These ratios for the Company, as well as the ratios for the subsidiary Bank, are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Net income increased $157,000 or 16.0% for the second quarter of 2004 as compared to the same period of 2003. This increase was primarily due to an increase in net interest income and an increase in insurance commissions. These increases were partially offset by an increase in the provision for income taxes.

Total interest and dividend income for the second quarter of 2004 decreased $273,000 or 5.5% from the corresponding period in 2003, while total interest expense decreased $457,000 or 26.0% from the corresponding period in 2003. Net interest income increased $184,000 or 5.7% from the corresponding period of 2003. This increase is primarily due to the decrease in the overall average rate paid on interest-bearing liabilities exceeding the decrease in the average rate earned on total earning assets by 29 basis points. As a result, the net interest margin increased from 3.72% for the second quarter of 2003 to 3.99% for the corresponding period of 2004.

The decrease in interest and fees on loans of $353,000 or 11.0% from the corresponding period of 2003 is primarily due to the decrease of $6.5 million in the average volume outstanding compared to the same period of 2003. The decrease in interest rates on the total loan portfolio of 54 basis points from 7.17% for the second quarter of 2003 to 6.63% for the same period of 2004 also contributed to the reduction in the loan portfolio income.

The increase in interest on the securities portfolio of $153,000 from the corresponding period of 2003 is primarily due to the increase in the average volume on the overall securities portfolio of $14.4 million as compared to the same period of 2003. A decrease in the fully tax effected yield of 11 basis points from 4.76% for the second quarter of 2003 to 4.65% for the second quarter of 2004 partially offset some of this volume increase.

The decrease in interest expense of $457,000 for the second quarter of 2004 as compared to the same period of 2003 is primarily related to the overall decrease in the average rates being paid in the second quarter of 2004 on virtually all deposit categories as compared to the same period of 2003. The average rate paid on interest-bearing liabilities for the second quarter of 2004 was 1.64% as compared to 2.13% for the same period of 2003. A decrease in the average volume of interest-bearing liabilities of $11.9 million also contributed to the lower interest expense.

The provision for loan losses increased $15,000 to $150,000 from the corresponding period in 2003. Net charge-offs decreased $1,000,000 from the prior year period decreasing from $1,129,000 in the second quarter of 2003 to $129,000 in the second quarter of 2004. Non-performing loans decreased from $1,647,000 at December 31, 2003 to $859,000 at June 30, 2004, a decrease of
$788,000. This decrease primarily relates to partial paydowns on two non-performing commercial loans. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2004 and 2003. The allowance for loan losses as a percent of net loans outstanding was 1.40% at June 30, 2004, 1.41% at December 31, 2003 and 1.37% at June 30, 2003.

Non-interest income increased $95,000 or 18.1% from the corresponding period of 2003. This increase was primarily due to an increase in insurance commissions and net gains on sales of securities available for sale. These increases were partially offset by a reduction in income from fiduciary activities and other income. The higher insurance commissions were primarily related to the timing of contingency commissions paid by the insurance companies based on overall claims experience at the agency. The lower fiduciary fees relate to one time fees received in 2003. The lower other income primarily relates to lower income from the subsidiary Bank's investment in a title company.

Non-interest expense remained virtually unchanged from the comparable period of 2003. Increases in salaries and employee benefits, occupancy expense and external data processing expense were offset by lower other expenses. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance premiums. The higher occupancy expenses were due to higher depreciation expense on the new office in Saratoga Springs, New York, higher real estate taxes and insurance premiums on bank premises overall. The higher external data processing expense relates primarily to testing and setup expenses related to the two new branches being acquired in the third quarter of 2004. The lower other expense primarily relates to lower stationery and supplies. In 2003, the subsidiary Bank went to check imaging in the second quarter which caused additional stationery and supplies expense.

Provision for income taxes increased $108,000 from the corresponding period of 2003. This primarily relates to the increase in income before taxes of $265,000. The combined effective federal and state tax rate for the second quarter of 2004 was 27.7% as compared to 25.1% for the corresponding period of 2003. This increase is primarily due to the percentage of taxable income to total income increasing and the decline in tax exempt municipal bond interest from $380,000 for the second quarter of 2003 to $367,000 for the second quarter of 2004.

Most Recent Year to Date and Corresponding Year to Date Period:

Net income increased $451,000 or 21.8% as compared to the same period of 2003. This increase was primarily due to net gains on sales of securities available for sale, a reduction in the provision for loan losses and an increase in net interest income. These increases were partially offset by an increase in the provision for income taxes.

Total interest and dividend income for the first six months of 2004 decreased $602,000 or 5.9% from the corresponding period in 2003, while total interest expense decreased $863,000 or 24.1% from the corresponding period in 2003. Net interest income increased $261,000 or 4.0% from the corresponding period of 2003. This increase is primarily due to the decrease in the overall average rate paid on interest-bearing liabilities exceeding the decrease in the average rate earned on total earning assets by 24 basis points. As a result, the net interest margin increased from 3.79% for the first six months of 2003 to 4.00% for the corresponding period of 2004.

The decrease in interest and fees on loans of $829,000 or 12.6% from the corresponding period of 2003 is primarily due to the decrease of $9.0 million in the average volume outstanding compared to the same period of 2003. The decrease in interest rates on the total loan portfolio of 60 basis points from 7.27% for the first six months of 2003 to 6.67% for the same period of 2004 also contributed to the reduction in the loan portfolio income.

The increase in interest on the securities portfolio of $379,000 from the corresponding period of 2003 is primarily due to the increase in the average volume on the overall securities portfolio of $19.8 million as compared to the same period of 2003. A decrease in the fully tax effected yield of 19 basis points from 4.92% for the first six months of 2003 to 4.73% for the first six months of 2004 partially offset some of this volume increase.

The decrease in interest expense of $863,000 for the first six months of 2004 as compared to the same period of 2003 is primarily related to the overall decrease in the average rates being paid in the first six months of 2004 on virtually all deposit categories as compared to the same period of 2003. The average rate paid on interest-bearing liabilities for the first six months of 2004 was 1.70% as compared to 2.18% for the same period of 2003. A decrease in the average volume of interest-bearing liabilities of $10.1 million also contributed to the lower interest expense.

The provision for loan losses decreased $220,000 to $300,000 from the corresponding period in 2003. Net charge-offs decreased $947,000 from the prior year period decreasing from $1,207,000 in the first six months of 2003 to $260,000 in the first six months of 2004. Non-performing loans decreased from $1,647,000 at December 31, 2003 to $859,000 at June 30, 2004, a decrease of $788,000. This decrease primarily relates to partial paydowns on two non-performing commercial loans. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both six month periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2004 and 2003. The allowance for loan losses as a percent of net loans outstanding was 1.40% at June 30, 2004, 1.41% at December 31, 2003 and 1.37% at June 30, 2003.

Non-interest income increased $361,000 or 29.2% from the corresponding period of 2003. This increase was primarily due to an increase in net gains on sales of securities available for sale and an increase in service charges on deposit accounts. These increases were partially offset by a reduction in income from fiduciary activities, insurance commissions and other income. The higher service charges on deposit accounts primarily relates to an increase in overdraft charges and an increase in the monthly charges on checking accounts. The lower insurance commissions are due to a decline in the customer base and lower contingency commissions paid by the insurance companies based on overall claims experience at the agency. The lower fiduciary fees relate to one time fees received in 2003. The lower other income primarily relates to lower income from the subsidiary Bank's investment in a title company.

Non-interest expense increased $92,000 from the corresponding period of 2003. Increases in salaries and employee benefits, occupancy expense and external data processing expense were offset by lower other expenses. The higher salaries and employee benefits were due to normal salary adjustments and increases in medical insurance premiums. The higher occupancy expenses were due to higher depreciation expense on the new office in Saratoga Springs, New York, higher real estate taxes and insurance premiums on bank premises overall. The higher external data processing expense relates primarily to testing and setup expenses related to the two new branches being acquired in the third quarter of 2004. The lower other expense primarily relates to lower stationery and supplies. In 2003, the subsidiary Bank went to check imaging in the second quarter which caused additional stationery and supplies expense.

Provision for income taxes increased $299,000 from the corresponding period of 2003. This primarily relates to the increase in income before taxes of $750,000. The combined effective federal and state tax rate for the first six months of 2004 was 28.9% as compared to 26.0% for the corresponding period of 2003. This increase is primarily due to the percentage of taxable income to total income increasing and the decline in tax exempt municipal bond interest from $764,000 for the first six months of 2003 to $729,000 for the first six months of 2004.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of June 30, 2004 assuming the immediate increases or decreases in interest rates shown below:

            Change in        Estimated Net       Change in
          Interest Rate     Interest Income     Net Interest
          (basis points)     ($000 omitted)        Income
          --------------    ---------------     ------------
               +200              13,210             (7.4)%
               +100              13,781             (3.4)
                  0              14,261              0.0
               -100              13,833             (3.0)
               -200              13,345             (6.4)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2004, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 2004 was 12.94% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.

                                   PART II

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities


                    ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                    Total Number         Maximum
                                                                                     of Shares          Number of
                                                                                    Purchased as       Shares that
                                                                                  Part of Publicly     May Yet Be
                                                Total Number        Average          Announced          Purchased
                                                 of Shares         Price Paid         Plans or       Under the Plans
                                                 Purchased         per Share          Programs         or Programs
                                              ----------------  ----------------  ----------------   ---------------

April 1, 2004 to April 30, 2004                         1,192            $25.25             1,192         89,253


May 1, 2004 to May 31, 2004                             2,697             24.96             2,697         86,556


June 1, 2004 to June 30, 2004                              24             24.68                24         86,532
                                              ----------------  ----------------  ----------------

TOTAL                                                   3,913            $25.05             3,913
                                              ================  ================  ================


The current common stock buyback program was approved by the Company's Board of Directors effective June 1, 2003 for a period of two years, to expire on June 1, 2005. The total number of shares authorized to be purchased under the plan is 110,820.

                              CNB BANCORP, INC.

                                   PART II

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting

1. Election of Directors

At the annual meeting of shareholders held on April 20, 2004 there were 1,778,747 voting shares present in person or by proxy, which represented 80.40% of the Company's outstanding shares of 2,212,291. Shareholders of the Company were asked to consider the Company's nominees for directors and to elect three (3) directors, to serve for a term of three (3) years. The Company's nominees for direct were: George A. Morgan, Clark D. Subik, Deborah
H. Rose and Theodore E. Hoye, III, each of whom were elected. The results of shareholder voting are as follows:

Director                                  Votes For            Votes Against
--------                                  ---------            -------------
George A. Morgan                          1,763,720                15,027
Clark D. Subik                            1,769,029                 9,718
Deborah H. Rose                           1,758,028                20,719
Theodore E. Hoye, III                     1,747,073                31,674

Directors continuing in office are: William N. Smith, Brian K.
Hanaburgh, Richard D. Ruby, John C. Miller, Robert L. Maider and Timothy E. Delaney.

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

(b) - Reports on Form 8-K - Filed April 20, 2004 - The company reported financial information and accompanying discussion for the quarter ended March 31, 2004.

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

Dated: August 9, 2004

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