Form 10-Q
period 2004-09-30
CNB BANCORP INC /NY/
filed 2004-11-09
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2004      Commission File Number: 0-17501


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

Yes  ___      No  _X_


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                               as of November 9, 2004
    $2.50 par value                                       2,216,070

                              CNB BANCORP, INC.


                                    INDEX

                                                                     Page No.

    PART I      FINANCIAL INFORMATION

    Item 1      Consolidated interim financial statements (unaudited):

                Consolidated statements of income for the
                three months ended September 30, 2004 and 2003
                and the nine months ended September 30, 2004 and 2003    1

                Consolidated statements of financial condition
                as of September 30, 2004 and December 31, 2003           2

                Consolidated statements of cash flows for the
                nine months ended September 30, 2004 and 2003            3

                Notes to consolidated interim financial statements     4 - 6

    Item 2      Management's discussion and analysis of financial
                condition and results of operations                    7 - 11

    Item 3      Quantitative and qualitative disclosures
                about market risk                                        12

    Item 4      Controls and procedures                                  13


    PART II     OTHER INFORMATION

    Item 1      Legal proceedings - not applicable

    Item 2      Unregistered sales of equity securities
                and use of proceeds                                      14

    Item 3      Defaults upon senior securities - none

    Item 4      Submission of matters to a vote of security holders - none

    Item 5      Other information - none

    Item 6      Exhibits                                                 15


Signatures                                                               16


Exhibit Index                                                            17

                              CNB BANCORP, INC.


                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,

                                                               2004         2003         2004         2003
                                                            -----------   ---------   ----------   ----------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                    $2,915      $3,050       $8,654       $9,618
  Interest on federal funds sold                                    38          33           90          113
  Interest on balances due from depository institutions             31          23           46          120
  Interest on securities available for sale                      1,835       1,511        5,302        4,562
  Interest on investment securities                                108         118          338          385
  Dividends on FRB and FHLB stock                                   24          14           70          102
                                                            -----------   ---------   ----------   ----------
    Total interest and dividend income                           4,951       4,749       14,500       14,900

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                 335         320          909        1,122
    Certificates and time deposits of $100,000 or more             139         195          446          644
    Other time deposits                                            464         648        1,478        2,053
  Interest on securities sold under agreements
    to repurchase                                                  147         148          437          445
  Interest on other borrowings                                     269         301          798          925
                                                            -----------   ---------   ----------   ----------
    Total interest expense                                       1,354       1,612        4,068        5,189
NET INTEREST INCOME                                              3,597       3,137       10,432        9,711
  Provision for loan losses                                        125         135          425          655
                                                            -----------   ---------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               3,472       3,002       10,007        9,056

OTHER INCOME
  Income from fiduciary activities                                  44          41          133          143
  Service charges on deposit accounts                              207         187          576          536
  Net gain/(loss) on sales or calls of securities                  (31)         26          416           30
  Insurance commissions                                            170         204          589          680
  Other income                                                     151         157          425          463
                                                            -----------   ---------   ----------   ----------
    Total other income                                             541         615        2,139        1,852

OTHER EXPENSES
  Salaries and employee benefits                                 1,344       1,186        3,767        3,552
  Occupancy expense, net                                           183         159          527          446
  Furniture and equipment expense                                  135         103          363          345
  External data processing expense                                 335         249          809          715
  Other expense                                                    634         597        1,758        1,737
                                                            -----------   ---------   ----------   ----------
    Total other expenses                                         2,631       2,294        7,224        6,795
                                                            -----------   ---------   ----------   ----------
INCOME BEFORE INCOME TAXES                                       1,382       1,323        4,922        4,113
  Provision for income taxes                                       357         325        1,381        1,050
                                                            -----------   ---------   ----------   ----------
NET INCOME                                                      $1,025        $998       $3,541       $3,063
                                                            ===========   =========   ==========   ==========

  Earnings per share
    Basic                                                        $0.46       $0.45        $1.60        $1.38
    Diluted                                                       0.46        0.45         1.60         1.37


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.


          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)

                                                                                September 30, 2004        December 31, 2003
                                                                                ------------------        -----------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                     $11,567                  $12,272
  Interest bearing deposits with banks                                                       9,752                    5,918
  Federal funds sold                                                                        14,600                   13,200
                                                                                -------------------        -----------------
    Total cash and cash equivalents                                                         35,919                   31,390

Securities available for sale, at fair value                                               186,163                  163,251

Investment securities, at cost (approximate
  fair value at September 30, 2004 -
  $8,679; at December 31, 2003 - $10,030)                                                    8,441                    9,711

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                    2,735                    2,989

Loans                                                                                      194,452                  185,147
   Unearned income                                                                          (9,881)                 (13,917)
   Allowance for loan losses                                                                (2,515)                  (2,418)
                                                                                -------------------        -----------------
           Net loans                                                                       182,056                  168,812

Premises and equipment, net                                                                  5,844                    5,765
Accrued interest receivable                                                                  2,200                    1,809
Goodwill                                                                                     5,809                    3,960
All other intangibles                                                                          931                      366
Other assets                                                                                 8,075                    7,503
                                                                                -------------------        -----------------
       Total assets                                                                       $438,173                 $395,556
                                                                                ===================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                           $44,511                  $30,386
   Regular savings, NOW and money market accounts                                          194,735                  160,736
   Certificates and time deposits of $100,000 or more                                       26,493                   28,215
   Other time deposits                                                                      87,071                   88,910
                                                                                -------------------        -----------------
     Total deposits                                                                        352,810                  308,247

Securities sold under agreements to repurchase                                              13,080                   12,124
Notes payable - Federal Home Loan Bank                                                      30,674                   35,736
Other liabilities                                                                            1,726                    1,409
                                                                                -------------------        -----------------
       Total liabilities                                                                   398,290                  357,516

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                    6,004                    6,004
Surplus                                                                                      4,418                    4,418
Undivided profits                                                                           34,471                   32,353
Accumulated other comprehensive income                                                         465                      975
Treasury stock, at cost; 185,773 shares at September 30, 2004 and
   192,601 shares at December 31, 2003                                                      (5,475)                  (5,710)
                                                                                -------------------        -----------------
       Total stockholders' equity                                                           39,883                   38,040
                                                                                -------------------        -----------------
       Total liabilities and stockholders' equity                                         $438,173                 $395,556
                                                                                ===================        =================

See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.


              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,

                                                                                                      2004               2003
                                                                                                   -----------        -----------
Cash flows from operating activities:
     Net income                                                                                        $3,541             $3,063
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Increase in interest receivable                                                                     (391)              (433)
     Decrease/(Increase) in other assets                                                                  156               (375)
     Increase in other liabilities                                                                        317                416
     Deferred income tax (benefit)/expense                                                               (137)               150
     Depreciation and other amortization expense                                                          417                393
     Net increase in cash surrender value of bank-owned life insurance                                   (175)              (199)
     Amortization of premiums/discounts on securities, net                                                720              1,105
     Net gain on securities transactions                                                                 (416)               (30)
     Provision for loan losses                                                                            425                655
                                                                                                   -----------        -----------
        Net cash provided by operating activities                                                       4,457              4,745
                                                                                                   -----------        -----------

  Cash flows from investing activities:
     Net cash and cash equivalents provided by branch acquisitions                                     33,058                  -
     Purchase of investment securities                                                                 (1,683)            (2,518)
     Purchase of securities available for sale                                                        (93,912)           (97,481)
     Net redemption of FRB and FHLB stock                                                                 254                 66
     Proceeds from maturities, paydowns and calls of investment securities                              2,943              2,312
     Proceeds from maturities, paydowns and calls of
       securities available for sale                                                                   39,134             76,188
     Proceeds from sale of securities available for sale                                               30,738                586
     Net (increase)/decrease in loans                                                                  (7,642)            13,863
     Purchases of premises and equipment, net                                                            (385)            (1,873)
                                                                                                   -----------        -----------
           Net cash provided by/(used in) investing activities                                          2,505             (8,857)
                                                                                                   -----------        -----------

  Cash flows from financing activities:
     Net increase in deposits                                                                           2,861              4,373
     Increase/(decrease) in securities sold
       under agreements to repurchase                                                                     956             (1,558)
     Decrease in notes payable - FHLB                                                                  (5,062)            (1,291)
     Treasury stock purchased                                                                            (216)              (969)
     Cash dividends paid on common stock                                                               (1,327)            (1,266)
     Proceeds from the sale of treasury stock                                                             355                431
                                                                                                   -----------        -----------
           Net cash used in financing activities                                                       (2,433)              (280)
                                                                                                   -----------        -----------
  Net increase/(decrease) in cash and cash equivalents                                                  4,529             (9,137)
  Cash and cash equivalents beginning of period                                                        31,390             34,660
                                                                                                   -----------        -----------
  Cash and cash equivalents end of period                                                             $35,919            $25,523
                                                                                                   ===========        ===========
  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                                         $4,101             $5,215
      Income taxes                                                                                      1,249                889
  Supplemental schedule of noncash investing activities:
      Fair value of assets acquired in branch acquisitions                                              6,796                  -
      Fair value of liabilities assumed in branch acquisitions                                         41,702                  -
      Excess of fair value of assets over liabilities acquired
        in branch acquisitions (goodwill)                                                               1,848                  -
      Net reduction in loans resulting from the transfer to real estate owned                               -                 20
      Decrease in taxes payable due to exercise of non-qualified stock options                             12                 15


  See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.


              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1. FINANCIAL STATEMENT PRESENTATION

The accounting and reporting policies of CNB Bancorp, Inc. (the Company) and its subsidiaries, which include City National Bank and Trust Company (subsidiary Bank) and Hathaway Agency, Inc. (subsidiary Insurance Agency) conform to accounting principles generally accepted in the United States of America in a consistent manner and are in accordance with the general practices within the financial services industry. Amounts in the prior periods' consolidated financial statements are reclassified, whenever necessary, to conform to the presentation in the current periods' consolidated financial statements.

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2004 and December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2003 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 2004 and 2003. (In thousands, except per share amounts)

                                                                             Weighted
                                                           Net               Average
                                                          Income              Shares           Per Share
                                                        (Numerator)        (Denominator)        Amount
                                                      -------------        ------------       -----------
   For the Three Months Ended September 30, 2004:
   Basic EPS                                               $1,025                2,216            $0.46
                                                                                              ===========
   Dilutive Effect of Stock Options                             -                    6
                                                      -------------        ------------
   Diluted EPS                                             $1,025                2,222            $0.46
                                                      =============        ============       ===========

   For the Three Months Ended September 30, 2003:
   Basic EPS                                               $   998               2,212            $0.45
                                                                                              ===========
   Dilutive Effect of Stock Options                              -                  16
                                                      -------------        ------------
   Diluted EPS                                             $   998               2,228            $0.45
                                                      =============        ============       ===========

   For the Nine Months Ended September 30, 2004:
   Basic EPS                                                $3,541               2,213            $1.60
                                                                                              ===========
   Dilutive Effect of Stock Options                              -                   6
                                                      -------------        ------------
   Diluted EPS                                              $3,541               2,219            $1.60
                                                      =============        ============       ===========

   For the Nine Months Ended September 30, 2003:
   Basic EPS                                                $3,063               2,219            $1.38
                                                                                              ===========
   Dilutive Effect of Stock Options                              -                  10
                                                      -------------        ------------
   Diluted EPS                                              $3,063               2,229            $1.37
                                                      =============        ============       ===========



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

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three month and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

                                                             Three Months Ended                   Nine Months Ended
                                                      ------------------------------       -------------------------------
                                                                September 30                        September 30

                                                           2004             2003              2004                2003
Net income:
     As reported                                             $1,025             $998            $3,541             $3,063
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                            (15)             (28)              (71)              (104)
                                                      --------------     ------------      ------------        -----------
Pro forma net income                                         $1,010             $970            $3,470             $2,959
                                                      ==============     ============      ============        ===========

Earnings per share:
     Basic - as reported                                      $0.46            $0.45             $1.60              $1.38
     Basic - pro forma                                         0.46             0.44              1.57               1.33

     Diluted - as reported                                     0.46             0.45              1.60               1.37
     Diluted - pro forma                                       0.45             0.44              1.56               1.33


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


4. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $2,234,000 for the three months ended September 30, 2004 as compared to total comprehensive income of $307,000 for the three months ended September 30, 2003. For the nine month periods ended September 30, 2004 and 2003 the Company recorded total comprehensive income of $3,031,000 and $2,687,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and any minimum pension liability adjustments. The Company's other comprehensive income/(loss) consisted of the following for the nine month periods ended September 30, 2004 and 2003 (in thousands):

                                                   2004               2003
Net unrealized holding losses
  arising during the period, net
  of taxes of $164 in 2004 and $221 in 2003           ($256)            ($358)
Reclassification adjustment for
  net realized gains included in
  income, net of taxes of
  $162 in 2004 and $12 in 2003                         (254)              (18)
                                                ------------      ------------
Other comprehensive loss                              ($510)            ($376)
                                                ============      ============


5. PENSION BENEFITS

The following components of net periodic pension cost were recognized by the Company in the accompanying consolidated statements of income:

                                                        Three Months Ended                   Nine Months Ended
                                                  ------------------------------       -----------------------------
                                                          September 30                         September 30

                                                      2004             2003               2004              2003
Service cost                                               $60               $57              $180             $173
Interest cost                                               75                77               226              233
Expected return on plan assets                             (82)              (75)             (246)            (227)
Amortization of loss from earlier periods                   16                23                49               71
Amortization of unrecognized prior service cost              4                 5                12               13
                                                  -------------      ------------      ------------     ------------
     Net periodic pension cost                             $73               $87              $221             $263
                                                  =============      ============      ============     ============

The Company contributed $241,000 to its pension plan in June 2004. This is the total amount expected to be paid in 2004.


6. BRANCH ACQUISITION

On July 30, 2004, the subsidiary Bank acquired two branches from HSBC BANK USA. These branches are located in Amsterdam, New York and Speculator, New York. The acquisition was accounted for in accordance with FASB Statement No. 141, "Business Combinations". The purchase agreement called for a premium of $2.4 million which will be amortized for tax purposes using the straight-line method over fifteen years. At the time of the acquisition, the fair value of assets acquired was $39.3 million and the fair value of liabilities assumed was $41.7 million. The core deposit intangible portion of the purchase premium was $0.6 million which will be amortized over eight years to expense using the straight-line method. The remaining $1.8 million portion of the purchase premium was considered to be goodwill which will be evaluated annually to determine if any impairment loss is required to be recognized.


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


8. GUARANTEES

FASB Interpretation No. 45 (FIN No. 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $289,000 at September 30, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2004 and December 31, 2003 was insignificant.

                              CNB BANCORP, INC.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

CNB Bancorp, Inc. (the Company), a New York corporation, organized in 1988, is a registered financial holding company headquartered in Gloversville, New York. Its wholly-owned subsidiaries, City National Bank and Trust Company (the subsidiary Bank) and Hathaway Agency, Inc. (the subsidiary Insurance Agency), were organized in 1887 and 1915, respectively, and are also headquartered in Gloversville, New York. The subsidiary Bank has five branches located in the county of Fulton, one branch located in the county of Saratoga, one branch located in the county of Hamilton and one branch located in the county of Montgomery. The subsidiary Insurance Agency has one office located in the county of Fulton. The subsidiary Bank is a full service commercial bank that offers a broad range of demand and time deposits; consumer, mortgage, and commercial loans; and trust and investment services. The subsidiary Bank is a member of the Federal Deposit Insurance Corporation and the Federal Reserve System and is subject to regulation and supervision of the Federal Reserve and the Comptroller of the Currency. The subsidiary Insurance Agency offers a broad range of general insurance products and is under the supervision of the State Insurance Department.

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


FINANCIAL REVIEW:

Financial Condition:

Total assets at September 30, 2004 were $438.2 million, an increase of $42.6 million, or 10.8%, from the December 31, 2003 amount of $395.6 million. The increase was primarily related to the acquisition of the two branches from HSBC BANK USA on July 30, 2004 with deposits totaling approximately $41.7 million and loans, net of unearned discount, totaling approximately $6.0 million. The net cash received from HSBC on consummation of the purchase of approximately $33.1 million has been used to increase securities available for sale by approximately $22.9 million and to increase cash and cash equivalents by approximately $4.5 million. Federal Home Loan Bank borrowings have also been reduced by approximately $5.1 million. Goodwill and all other intangibles also increased by approximately $2.4 million as a result of the acquisition of the two branches from HSBC. There was also an increase in loans, net of unearned discount, of approximately $7.3 million, an increase in deposits of approximately $2.9 million and an increase in stockholders' equity of approximately $1.8 million since December 31, 2003. The increase in stockholders' equity is the result of the retention of earnings more than offsetting dividends paid and the reduction in accumulated other comprehensive income.

Securities available for sale increased by $22.9 million, or 14.0%, from $163.3 million at December 31, 2003, to $186.2 million at September

30, 2004 primarily as a result of the Asset/Liability Management Committees' decision to invest excess cash received from the HSBC acquisition in available for sale securities with maturities or average lives of less than five years. This was done in conjunction with sales in the first quarter and the third quarter of securities with maturities or average lives of greater than five years to shorten the overall average life of the securities portfolio in anticipation of higher interest rates.

Loans receivable, net of unearned income, increased $13.3 million, or 7.8% from $171.2 million at December 31, 2003 to $184.6 million at September 30, 2004. Increases in commercial lending, consumer installment lending and mortgage lending all contributed to this increase as well as the $6.0 million of loans purchased with the acquisition of the branches from HSBC.

Cash and cash equivalents increased by $4.5 million, or 14.4%, from $31.4 million at December 31, 2003, to $35.9 million at September 30, 2004 primarily as a result of the purchase of the branches from HSBC. The subsidiary Bank expects to invest these additional funds in loans and available for sale securities or to reduce Federal Home Loan Bank borrowings.

Goodwill and all other intangibles increased approximately $2.4 million, or 55.8% from $4.3 million at December 31, 2003 to $6.7 million at September 30, 2004. This increase was due to the premium paid on core deposits and goodwill recognized in connection with the acquisition of the two branches from HSBC.

Deposits at September 30, 2004 were $352.8 million, an increase of $44.6 million, or 14.5%, from the balance of $308.2 million at December 31, 2003. This increase is primarily attributed to the purchase of the two HSBC branches with combined deposits of approximately $41.7 million. Demand deposits increased $14.1 million and regular savings, NOW and money market accounts increased $34.0 million. These increases were partially offset by a decrease in certificates and time deposits of $100,000 or more and other time deposits totaling $3.6 million.

Stockholders' equity increased by $1.8 million, or 4.8%, from $38.0 million at December 31, 2003 to $39.9 million at September 30, 2004. The retention of earnings for the first nine months of 2004 more than offset dividends paid and a reduction in accumulated other comprehensive income.


Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 2004. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.


Capital Resources:

Stockholders' equity to total assets decreased from 9.6% at December 31, 2003 to 9.1% at September 30, 2004. The increase in total assets associated with the HSBC branches acquired combined with earnings during the first nine months of 2004 over dividends paid, net treasury stock transactions and the decrease in accumulated other comprehensive income caused this ratio to decrease from December 31, 2003.

The table below shows the Company's September 30, 2004 ratios, December 31, 2003 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                  Regulatory
                                   September 30, 2004    December 31, 2003        Guidelines
Tier 1 risk based capital
  to net risk weighted assets            14.8%                  16.2%                 6.0%
Total risk based capital
  to net risk weighted assets            16.0                   17.5                 10.0

Leverage ratio
  (Tier 1/adjusted total assets)          7.8                    8.3                  5.0


These ratios for the Company, as well as the ratios for the subsidiary Bank, are well in excess of regulatory minimums.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Net income increased $27,000 or 2.7% for the third quarter of 2004 as compared to the same period of 2003. This increase was primarily due to the increase in net interest income more than offsetting the increases in total other expenses and the provision for income taxes. Net income for the third quarter was negatively impacted by acquisition costs associated with the purchase of the two branch offices from HSBC. Additional one time expenses totaled approximately $175,000 primarily related to data processing conversion costs, stationery and supplies and salaries and employee benefits.

Total interest and dividend income for the third quarter of 2004 increased $202,000 or 4.3% from the corresponding period in 2003, while total interest expense decreased $258,000 or 16.0% from the corresponding period in 2003. Net interest income increased $460,000 or 14.7% from the corresponding period of 2003. This increase is primarily due to the decrease in the overall average rate paid on interest-bearing liabilities exceeding the decrease in the average rate earned on total earning assets by 30 basis points. As a result, the net interest margin increased from 3.66% for the third quarter of 2003 to 3.96% for the corresponding period of 2004. The increase in the average volume of earning assets over interest bearing liabilities of $10.0 million also helped to improve the net interest margin.

The decrease in interest and fees on loans of $135,000 or 4.4% from the corresponding period of 2003 is primarily due to the decrease in interest rates on the total loan portfolio of 58 basis points from 7.03% for the third quarter of 2003 to 6.45% for the same period of 2004. The increase of $7.5 million in the average volume outstanding compared to the same period of 2003 helped to offset the decline in the average rate earned for the period.

The increase in interest on the securities portfolio of $314,000 from the corresponding period of 2003 is primarily due to the increase in the average volume of the overall securities portfolio of $16.9 million as compared to the same period of 2003. An increase in the fully tax effected yield of 30 basis points from 4.41% for the third quarter of 2003 to 4.71% for the third quarter of 2004 also contributed to the increase in interest on the securities portfolio.

The decrease in interest expense of $258,000 for the third quarter of 2004 as compared to the same period of 2003 is primarily related to the overall decrease in the average rates being paid in the third quarter of 2004 on virtually all deposit categories as compared to the same period of 2003. The average rate paid on interest-bearing liabilities for the third quarter of 2004 was 1.60% as compared to 1.95% for the same period of 2003. An increase in the average volume of interest-bearing liabilities of $9.1 million offset some of the savings created by the lower interest rates.

The provision for loan losses decreased $10,000 to $125,000 from the corresponding period in 2003. Net charge-offs decreased $51,000 from the prior year period decreasing from $119,000 in the third quarter of 2003 to $68,000 in the third quarter of 2004. Non-performing loans decreased from $1,647,000 at December 31, 2003 to $254,000 at September 30, 2004, a decrease of $1,393,000. This decrease primarily relates to partial paydowns on two non-performing commercial loans and the sale of one non-accrual loan resulting in a net recovery of a previous partial charge off. One commercial loan was also partially charged off during the period. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2004 and 2003. The allowance for loan losses as a percent of net loans outstanding was 1.36% at September 30, 2004, 1.41% at December 31, 2003 and 1.41% at September 30, 2003.

Non-interest income decreased $74,000 or 12.0% from the corresponding period of 2003. This decrease was primarily due to a decrease in insurance commissions and net losses as compared to net gains in the previous year comparable period on sales of securities available for sale. These decreases were partially offset by an increase in service charges on deposit accounts. The lower insurance commissions were primarily related to the loss of commercial accounts at the insurance company subsidiary. The lower other income reflects lower earnings on the cash surrender value of bank owned life insurance and lower income on the sale of mutual funds.

Non-interest expense increased $337,000 or 14.7% from the corresponding period of 2003. Increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and external data processing expense were primarily a result of the acquisition of the two HSBC branches on July 30, 2004. The higher salaries and employee benefits were also due to normal salary adjustments, higher pension expense and increases in medical insurance premiums. The higher occupancy expenses were due to higher depreciation expense on the new office in Saratoga Springs, New York, higher real estate taxes and rent expense associated with the two new branches acquired from HSBC. The higher furniture and equipment expense relates to higher depreciation expense, higher maintenance contracts and higher overall equipment maintenance expense. The higher external data processing expense relates primarily to the account conversion costs associated with the HSBC branch acquisitions.

Provision for income taxes increased $32,000 from the corresponding period of 2003. This primarily relates to the increase in income before taxes of $59,000. The combined effective federal and state tax rate for the third quarter of 2004 was 25.8% as compared to 24.6% for the corresponding period of 2003. This increase is primarily due to the percentage of taxable income to total income increasing coupled with the slight increase in tax exempt municipal bond interest from $368,000 for the third quarter of 2003 to $372,000 for the third quarter of 2004 which partially offset some of this increase.


Most Recent Year to Date and Corresponding Year to Date Period:

Net income increased $478,000 or 15.6% as compared to the same period of 2003. This increase was primarily due to net gains on sales of securities available for sale, a reduction in the provision for loan losses and an increase in net interest income. These increases were partially offset by an increase in other expenses, partially related to the branches acquired from HSBC, and an increase in the provision for income taxes.

Total interest and dividend income for the first nine months of 2004 decreased $400,000 or 2.7% from the corresponding period in 2003, while total interest expense decreased $1,121,000 or 21.6% from the corresponding period in 2003. Net interest income increased $721,000 or 7.4% from the corresponding period of 2003. This increase is primarily due to the decrease in the overall average rate paid on interest-bearing liabilities exceeding the decrease in the average rate earned on total earning assets by 26 basis points. As a result, the net interest margin increased from 3.75% for the first nine months of 2003 to 3.99% for the corresponding period of 2004.

The decrease in interest and fees on loans of $964,000 or 10.0% from the corresponding period of 2003 is primarily due to the decrease in interest rates on the total loan portfolio of 59 basis points from 7.19% for the first nine months of 2003 to 6.60% for the same period of 2004. A decrease of $3.5 million in the average volume outstanding also contributed to the reduction in the loan portfolio income.

The increase in interest on the securities portfolio of $693,000 or 14.0% from the corresponding period of 2003 is primarily due to the increase in the average volume on the overall securities portfolio of $18.8 million as compared to the same period of 2003. A decrease in the fully tax effected yield of 2 basis points from 4.74% for the first nine months of 2003 to 4.72% for the first nine months of 2004 partially offset some of this volume increase.

The decrease in interest expense of $1,121,000 or 21.6% for the first nine months of 2004 as compared to the same period of 2003 is primarily related to the overall decrease in the average rates being paid during the first nine months of 2004 on virtually all deposit categories as compared to the same period of 2003. The average rate paid on interest-bearing liabilities for the first nine months of 2004 was 1.66% as compared to 2.10% for the same period of 2003. A decrease in the average volume of interest-bearing liabilities of $3.7 million also contributed to the lower interest expense.

The provision for loan losses decreased $230,000 to $425,000 from the corresponding period in 2003. Net charge-offs decreased $998,000 from the prior year period decreasing from $1,326,000 in the first nine months of 2003 to $328,000 in the first nine months of 2004. Non-performing loans decreased from $1,647,000 at December 31, 2003 to $254,000 at September 30, 2004, a
decrease of $1,393,000. This decrease primarily relates to partial paydowns on two non-performing commercial loans and the sale of one non-accrual loan resulting in a net recovery of a previous partial charge off. One commercial loan was also partially charged off during the period. Based on our most recent analysis of collateral and cash flow, we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both nine month periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2004 and 2003. The allowance for loan losses as a percent of net loans outstanding was 1.36% at September 30, 2004, 1.41% at December 31, 2003 and 1.41% at
September 30, 2003.

Non-interest income increased $287,000 or 15.5% from the corresponding period of 2003. This increase was primarily due to an increase in net gains on sales of securities available for sale and an increase in service charges on deposit accounts. These increases were partially offset by a reduction in income from fiduciary activities, insurance commissions and other income. The higher service charges on deposit accounts primarily relates to an increase in overdraft charges and an increase in the monthly charges on checking accounts. The lower insurance commissions are due to a decline in the customer base and lower contingency commissions paid by the insurance companies based on overall claims experience at the agency. The lower fiduciary fees relate to one time fees received in 2003. The lower other income primarily relates to lower income from the subsidiary Bank's investment in a title company.

Non-interest expense increased $429,000 or 6.3% from the corresponding period of 2003. Increases in salaries and employee benefits, occupancy expense and external data processing expense were mainly responsible for this increase in other non-interest expense. The higher salaries and employee benefits were due to normal salary adjustments, increases in medical insurance premiums and the additional staff expense associated with the acquisition of the two branch offices from HSBC on July 30, 2004. The higher occupancy expenses were due to higher depreciation expense on the new office in Saratoga Springs, New York, higher real estate taxes, insurance premiums on bank premises overall and lease expense associated with the two new branches acquired from HSBC. The higher external data processing expense relates primarily to testing, setup and implementation expenses related to the two new branches acquired in the third quarter of 2004. Other expense was also slightly higher due to stationery and supplies purchased in conjunction with the branch acquisition.

Provision for income taxes increased $331,000 or 31.5% from the corresponding period of 2003. This primarily relates to the increase in income before taxes of $809,000. The combined effective federal and state tax rate for the first nine months of 2004 was 28.1% as compared to 25.5% for the corresponding period of 2003. This increase is primarily due to the percentage of taxable income to total income increasing and the decline in tax exempt municipal bond interest from $1,132,000 for the first nine months of 2003 to $1,101,000 for the first nine months of 2004.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of September 30, 2004 assuming the immediate increases or decreases in interest rates shown below:

           Change in          Estimated Net         Change in
         Interest Rate       Interest Income      Net Interest
         (basis points)       ($000 omitted)         Income
         --------------      ----------------   ----------------
               +200              14,009              (4.2)%
               +100              14,449              (1.2)
                  0              14,619               0.0
               -100              13,788              (5.7)
               -200              13,313              (8.9)

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2004, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 2004 was 5.26% of total assets.

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

                              CNB BANCORP, INC.


        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.


                                   PART II

Item 2. Unregistered sales of equity securities and use of proceeds

                    ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         Total Number         Maximum
                                                                          of Shares          Number of
                                                                         Purchased as       Shares that
                                                                         Part of Publicly    May Yet Be
                                          Total Number      Average       Announced          Purchased
                                           of Shares       Price Paid      Plans or       Under the Plans
                                           Purchased       per Share       Programs         or Programs
                                         -------------   -------------   ------------     ----------------

July 1, 2004 to July 31, 2004                     804          $24.74            804             85,728

August 1, 2004 to August 31, 2004                   -               -              -             85,728

September 1, 2004 to September 30, 2004         1,920           26.00          1,920             83,808
                                         -------------   -------------   ------------

TOTAL                                           2,724          $25.63          2,724
                                         =============   =============   ============

The current common stock buyback program was approved by the Company's Board of Directors effective June 1, 2003 for a period of two years, to expire on June 1, 2005. The total number of shares authorized to be purchased under the plan is 110,820.

                              CNB BANCORP, INC.


                                   PART II

Item 6.          Exhibits

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

Dated: November 9, 2004

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