Form 10-K
period 2004-12-31
CNB BANCORP INC /NY/
filed 2005-03-28
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  Form 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004     Commission File Number 0-17501

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

     As of March 28, 2005, 2,221,721 shares of Common Stock were outstanding. As of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $ 51,700,000.


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to stockholders for the fiscal year ended December 31, 2004 are incorporated into Part II; Item 5, Item 6, Item 7, Item 7a and Item 8.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of stockholders to be held on April 19, 2005 are incorporated into Part III; Item 10, Item 11, Item 12, Item 13 and Item 14.

                              CNB BANCORP, INC.

                              TABLE OF CONTENTS

                               Filing Sections

                                                                      Page No.
Part I
     Business                                                             1
     Competition                                                          1
     Employees                                                            1
     Supervision and Regulation                                           1
     Deposit Insurance Premiums                                           2
     Monetary Policy                                                      3
     General                                                              3
Statistical Disclosure Required By Bank Holding Companies
     Exhibit I. A, B - Distribution of Assets,
       Liabilities and Stockholders' Equity;                              4
       Interest Rates and Interest Differential
     Exhibit I. C - Rate Volume Analysis and Interest
       Rate Sensitivity Analysis                                          5
     Exhibit II. A, B - Securities Portfolio                              7
     Exhibit III. A, B, C - Loan Portfolio                                8
     Exhibit IV - Summary of Loan Loss Experience                        10
     Exhibit V. A, B, C, D - Deposits                                    11
     Exhibit VI.  - Return on Equity and Assets                          11
     Properties                                                          12
     Legal Proceedings                                                   12
     Submission of Matters to a Vote of Security Holders                 12
     Executive Officers of the Registrant                                12

Part II
     Market for Registrant's Common Equity and Related
       Stockholders Matters                                              12
     Selected Financial Data                                             13
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               13
     Forward-Looking Statements                                          13
     Liquidity                                                           13
     Capital                                                             13
     Contractual Obligations                                             13
     Recent Accounting Pronouncements                                    13
     Critical Accounting Policies                                        13
     Quantitative and Qualitative Disclosures About Market Risk          14
     Financial Statements and Supplementary Data                         14
     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                               14
     Controls and Procedures                                             14
     Other Information                                                   14

Part III
     Directors and Executive Officers of the Registrant                  14
     Audit Committee Financial Expert                                    15
     Code of Ethics                                                      15
     Insider Compliance                                                  15
     Executive Compensation                                              15
     Security Ownership of Certain Beneficial Owners
       and Management                                                    15
     Certain Relationships and Related Transactions                      15

Part IV
     Principal Accountant Fees and Services                              15
     Exhibits and Financial Statement Schedules                          15
     List of Exhibits                                                    15
     Signatures                                                          16

Exhibits

Subsidiaries

Consent of Independent Registered Public Accounting Firm

Certifications

                                   PART I

ITEM 1. Business

On January 3, 1989, the corporate structure of City National Bank and Trust Company (the Bank) was revised by the establishment of a one-bank holding company, CNB Bancorp, Inc. (the Company). Stockholders of the Bank retained their outstanding shares which automatically became shares of the Company. The Company, in turn, acquired all of the outstanding shares of the Bank.

Prior to the merger, the Bank was independently owned and operated and organized in 1887. The Bank is headquartered in Gloversville, New York, with five branches located in the county of Fulton, one branch located in the county of Saratoga, one branch located in the county of Hamilton and one branch located in the county of Montgomery.

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

Employees

The Bank employs approximately 105 persons on a full time basis. There are also 3 part time employees. The Insurance Agency employs approximately 6 persons on a full time basis. There are also 3 part time employees. The Bank and the Insurance Agency provide a variety of employment benefits for their employees and considers their relationship with their employees to be good.

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

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company's securities by the Chief Executive Officer and the Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

The Company has a Real Estate Investment Trust (REIT), CNB REIT CORP. Currently, the Company derives a New York State tax benefit, as a portion of the dividends from the REIT is exempt from income tax expense. There is proposed legislation for the 2005 New York State Budget no longer allowing the exclusion of REIT dividend income effective for tax years beginning on January 1, 2005. If the legislation noted above is approved, the Company expects that impact on diluted earnings per share will be approximately $0.06 for 2005. We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and New York State provisions.

Deposit Insurance Premiums

To the extent allowable by law, the deposits of the subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from

0.23% to 0.04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. From 1997 through 2004, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to 0.27%, with banks in the lowest risk category paying no assessments. The subsidiary Bank was in the lowest risk category and paid no FDIC insurance assessments from 1997 through 2004. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997 through 2004 BIF assessment schedule through June 30, 2005.

In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge BIF with the Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 2004, BIF insured banks paid a rate of 0.01505% for purposes of funding FICO bond obligations, resulting in an assessment of $47,030 for the subsidiary Bank. The assessment rate for BIF member institutions has been set at 0.01440% on an annualized basis for the first half of 2005.

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

The following are exhibits included herewith:

Exhibit No.      Exhibit

I. A.B.          Distribution of Assets, Liabilities and Stockholders'
                   Equity; Interest Rates and Interest Differential

I. C.            Rate Volume Analysis and Interest Rate Sensitivity Analysis

II. A.B.         Securities Portfolio

III. A.B.C.      Loan Portfolio

IV.              Summary of Loan Loss Experience

V. A.B.C.D.      Deposits

VI.              Return on Equity and Assets

I. A.B. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                              2004                             2003                             2002
                                   --------------------------      ----------------------------    -----------------------------
                                              Interest                        Interest                         Interest
(in thousands)                     Average    Earned/              Average    Earned/              Average     Earned/
                                   Balance    Paid(b)    Rate      Balance    Paid(b)      Rate    Balance     Paid(b)      Rate
                                   -------    --------   ----      -------    --------     ----    -------     --------     ----
ASSETS
Interest Earning  Assets:
Securities(a):
  U.S Treasury & Government
    Agencies                       $140,058   $ 5,690    4.06%     $118,767   $ 4,773      4.02%   $ 92,650     $ 4,799     5.18%
  State & Political
    Subdivisions                     32,268     2,355    7.30        31,737     2,380      7.50      31,190       2,391     7.67
  Other                              12,421       530    4.27        14,076       631      4.48      15,163         753     4.97
                                   --------   -------              --------   -------              --------     -------
    Total Securities                184,747     8,575    4.64       164,580     7,784      4.73     139,003       7,943     5.71

Interest Bearing Balances With
  Other Financial Institutions        5,638        68    1.21        14,409       138      0.96      10,468         148     1.41

Federal Funds Sold                   10,319       132    1.28        13,577       148      1.09      12,628         210     1.66

Loans:
  Loans,Less
    Unearned Income (c)             178,118    11,681    6.56       176,494    12,550      7.11     191,646      14,646     7.64
                                   --------   -------              --------   -------              --------     -------
    Total Interest-Earning Assets   378,822   $20,456    5.40%      369,060   $20,620      5.59%    353,745     $22,947     6.49%
                                              =======                         =======                           =======

Cash and Due From Banks              10,780                          10,051                           9,543
Allowance for Loan Losses            (2,451)                         (2,849)                         (2,827)
Other Assets (d)                     22,648                          21,915                          17,708
                                   --------                        --------                        --------
    Total Assets                   $409,799                        $398,177                        $378,169
                                   ========                        ========                        ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest bearing Liabilities:
Deposits:
  Savings:
    Regular Savings                $ 77,142    $  625    0.81%     $ 74,631   $   801      1.07%    $67,736     $ 1,154     1.70%
    NOW                              38,189        77    0.20        34,578       119      0.34      31,316         164     0.52
    Money Market Accounts            59,772       570    0.95        46,268       497      1.07      42,116         784     1.86
  Certificates of Deposit
    $100,000 or More                 26,289       591    2.25        31,403       817      2.60      32,484         925     2.85
  Other Time Interest-Bearing        86,180     1,937    2.25        91,683     2,669      2.91      89,232       3,375     3.78
                                   --------    ------              --------   -------              --------     -------
    Total Int.-Bearing Deposits     287,572     3,800    1.32       278,563     4,903      1.76     262,884       6,402     2.44

  Other Short-Term Borrowings
    & Repurchase Agreements          12,212       589    4.82        12,105       594      4.91      12,459         606     4.86
   Notes Payable - FHLB              32,090     1,087    3.39        38,584     1,219      3.16      36,467       1,292     3.54
                                   --------    ------              --------   -------              --------     -------
    Total Interest-Bearing
      Liabilities                   331,874    $5,476    1.65%      329,252   $ 6,716      2.04%    311,810      $8,300     2.66%
                                               ======                         =======                           =======

Demand Deposits                      36,873                          29,175                          28,565

Other Liabilities                     1,730                           1,937                           1,690
                                   --------                        --------                        --------
    Total Liabilities               370,477                         360,364                         342,065

Stockholders' Equity                 39,322                          37,813                          36,104
                                   --------                        --------                        --------
    Total Liabilities and
      Stockholders' Equity         $409,799                        $398,177                        $378,169
                                   ========                        ========                        ========


(a) Includes available for sale securities, investment securities, Federal Home Loan Bank stock and Federal Reserve Bank stock at amortized cost.

(b) Portions of income earned on U.S. Government obligations and obligations of states and political subdivisions are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34% for all periods presented, and a marginal state income tax rate of 7.50% for 2004, 7.50% for 2003 and 8.00% for 2002 (less Federal tax effect) for all periods presented.

(c) For the purposes of this analysis, non-accruing loans have been included in average balances; in accordance with Company policy on non-accruing assets, income on such assets is not recorded unless received.

(d) Other assets include all assets except those specifically identified above, including the valuation adjustment related to the securities available for sale.

I. A.B. The following table represents the average yield on all interest-earning assets, the average effective rate paid on all interest-bearing liabilities; and the net yield on interest-earning assets for CNB Bancorp, Inc. (Cont'd)

                                            2004          2003         2002
                                            ----          ----         ----
Average yield on interest-
  earning assets*                             5.40%        5.59%         6.49%

Average effective rate paid
  on interest-bearing liabilities             1.65%        2.04%         2.66%

Spread between interest-earning
  assets and interest-bearing
  liabilities*                                3.75%        3.55%         3.83%

Net interest income* (in thousands)        $14,980      $13,904       $14,647

Net interest margin*                          3.95%        3.77%         4.14%

*On a fully taxable equivalent basis.


1. C. Rate Volume Analysis

The following tables set forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

                                    2004 Compared to 2003           2003 Compared to 2002
                                    Increase (decrease)             Increase (decrease)
                                        due to:(a)                      due to:(a)

                                 Volume     Rate     Total      Volume     Rate       Total
                                 ------     ----     -----      ------     ----       -----
Interest Earned on:
  Loans                          $ 115    $  (984)  $  (869)   $(1,158)  $  (938)  $(2,096)
  Taxable Securities               781         35       816      1,299    (1,447)     (148)
  Non-Taxable Securities(b)         40        (65)      (25)        42       (53)      (11)
  Federal Funds Sold               (36)        20       (16)        16       (78)      (62)
  Interest-Bearing Balances
    with Banks                     (84)        14       (70)        56       (66)      (10)
                                 ------   -------   -------    -------   -------   -------
    Total                          816       (980)     (164)       255    (2,582)   (2,327)
                                 ------   -------   -------    -------   -------   -------

Interest Paid on:
  Deposits                         159     (1,262)   (1,103)       382    (1,881)   (1,499)
  Short-Term Borrowings & Repos      5        (10)       (5)       (17)        5       (12)
  Notes Payable - FHLB            (205)        73      (132)        75      (148)      (73)
                                 ------   -------   -------    -------   -------   -------
    Total                          (41)    (1,199)   (1,240)       440    (2,024)   (1,584)
                                 ------   -------   -------    -------   -------   -------

Net Interest Differential(b)     $ 857    $   219   $ 1,076    $  (185)  $  (558)  $  (743)
                                 ======   =======   =======    =======   =======   =======


Notes to Rate Volume Analysis

(a) The changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

(b) A "tax equivalent adjustment" has been included in the calculations to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based upon the federal and state marginal income tax rates.

1. C. Interest Rate Sensitivity Analysis

                                              Maturity/Repricing Period at December 31, 2004
                                      -------------------------------------------------------------
                                                  After 3 Mo.   After One
                                      Within      But Within    But Within    After
(in thousands)                        3 Months    1 Year        Five Years    Five Years   Total
                                      --------    ----------    ----------    ----------   --------
Rate sensitive assets(RSA):
  Securities*                         $ 13,780    $29,454       $107,734      $47,653      $198,621
  Loans, net of unearned discount       42,238     33,681         88,915       23,701       188,535
  Cash & Cash Equivalents                2,769          -              -            -         2,769
                                      --------    -------       --------      -------      --------
Total rate sensitive assets           $ 58,787    $63,135       $196,649      $71,354      $389,925
                                      ========    =======       ========      =======      ========

  Savings, NOW & MMDA accounts        $ 58,967    $12,538       $ 32,695      $77,522      $181,722
  Time deposits                         26,531     47,907         33,552         -          107,990
  Borrowings                            27,214      4,060          2,269       15,000        48,543
                                      --------    -------       --------      -------      --------
Total rate sensitive liabilities      $112,712    $64,505       $ 68,516      $92,522      $338,255
                                      ========    =======       ========      =======      ========


*Includes securities available for sale and investment securities at amortized cost and FHLB and FRB stock at cost.



GAP (RSA - RSL)                             $(53,925)   $ (1,370)   $128,133    $(21,168)
CUMULATIVE GAP (RSA - RSL)                   (53,925)    (55,295)     72,838      51,670

RSA divided by RSL                              52.2%       97.9%      287.0%       77.1%
RSA divided by RSL - Cumulative                 52.2        68.8       129.6       115.3

GAP divided by equity                         (134.7)       (3.4)      320.2       (52.9)
GAP divided by equity - Cumulative            (134.7)     (138.2)      182.0       129.1

RSA divided by total assets                     13.9        15.0        46.6        16.9
RSA divided by total assets - Cumulative        13.9        28.9        75.5        92.4

RSL divided by total assets                     26.7        15.3        16.2        21.9
RSL divided by total assets - Cumulative        26.7        42.0        58.2        80.2

GAP divided by total assets                    (12.8)       (0.3)       30.4        (5.0)
GAP divided by total assets - Cumulative       (12.8)      (13.1)       17.3        12.2


CNB Bancorp, Inc., through its subsidiary Bank, actively manages its interest rate sensitivity position through the use of new products and repricing techniques. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The measurement of the interest rate sensitivity position at any specific point in time involves many assumptions and estimates. Nonetheless, the accompanying interest sensitivity analysis, broken into future repricing time frames, helps to illustrate the potential impact of future changes in interest rates on net interest income. The table above shows the interest rate sensitivity gap position. The table presents data at a single point in time. The under one year cumulative gap was (13.1)% of assets at December 31, 2004. Interest sensitivity, however, is only one measure of the extent to which changes in interest rates might affect net interest income; the mix within the interest earning asset and interest bearing liability portfolios is continually changing as well. To date, the Company has not used financial futures or interest rate swaps in the management of interest rate risk. The Asset Liability Management Committee, using policies and procedures set by the Board of Directors and senior management, is responsible for managing the Company's rate sensitivity position.

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

The Asset Liability Management Committee reviews, on a quarterly basis, the potential impact to the Company's net interest income based on an immediate and sustained shift in interest rates of +/- 200 bp. At December 31, 2004 the net annualized interest income exposure, based on a +200bp rate change was a decrease of approximately $1,044,000 as compared to a decrease of approximately $599,000 at December 31, 2003. At December 31, 2004 the net annualized interest income exposure, based on a -200bp rate change was a decrease of approximately $787,000 as compared to a decrease of approximately $873,000 at December 31, 2003.

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

II.  Securities Portfolio

A. The carrying amounts of the Company's securities as of December 31 are summarized below: (in thousands)

                                                                  2004             2003           2002
Securities Available for Sale:                                  --------         --------       --------
   Debt Securities:
   U.S. Treasury Securities                                     $  2,057         $  2,152       $  2,108
   U.S. Government Agencies                                      150,110          126,968        106,787
   State and Political Subdivisions                               29,164           24,989         25,689
   Corporate securities                                            6,437            7,687          8,276
                                                                --------         --------       --------
      Total Debt Securities Available for Sale                   187,768          161,796        142,860
   Equity Securities:
   Corporate securities                                            1,408            1,455          1,359
                                                                --------         --------       --------
      Total Equity Securities Available for Sale                   1,408            1,455          1,359
                                                                --------         --------       --------
         Total Securities Available for Sale                    $189,176         $163,251       $144,219
                                                                ========         ========       ========

Investment Securities:
   Obligations of U.S. Government Agencies                      $     --         $    --        $     15
   State and Political Subdivisions                                6,587            7,711          7,554
   Corporate securities                                            1,000            2,000          2,000
                                                                --------         --------       --------
      Total                                                       $7,587         $  9,711       $  9,569
                                                                ========         ========       ========

Investments Required By Law:
   Federal Reserve Bank stock                                   $    692         $    692       $    692
   Federal Home Loan Bank stock                                    2,292            2,297          2,469
                                                                --------         --------       --------
      Total                                                     $  2,984         $  2,989       $  3,161
                                                                ========         ========       ========



B. Maturity Distribution of the Company's securities as of December 31, 2004:

(in thousands)
                                                                         Maturing
                                     ---------------------------------------------------------------------------------------
                                           Within           After One But        After Five But                 After
                                          One Year        Within Five Years     Within Ten Years             Ten Years
                                     -----------------   -------------------   --------------------    ---------------------
Debt Securities Available for Sale   Amount   Yield(a)   Amount     Yield(a)   Amount      Yield(a)     Amount      Yield(a)
                                     ------   --------   ------     --------   ------      --------    --------     --------
U.S. Treasury Securities             $1,026      4.32%   $ 1,031      2.27%    $     --         --%    $     --         --%
U.S. Gov't Agencies                   7,469      2.26     72,486      3.44       20,383       4.50       49,772       4.84
State and Political Subdivisions        131      6.67      3,306      7.32       16,145       7.47        9,582       6.81
Corporate securities                     --        --        514      5.72           --         --        5,923       3.75
                                     ------              -------               --------                -------
    Total(b)                         $8,626      2.56%   $77,337      3.58%    $36,528        5.76%    $65,277        5.03%
                                     ======              =======               ========                =======



                                                                            Maturing
                                     ------------------------------------------------------------------------------------------
                                           Within                After One But         After Five But             After
                                          One Year            Within Five Years       Within Ten Years           Ten Years
                                     --------------------    -------------------    ---------------------    ------------------
Investment Securities                Amount      Yield(a)    Amount     Yield(a)    Amount       Yield(a)    Amount     Yield(a)
                                     ------      --------    -------    --------    -------      --------    ------     -------
State and Political Subdivisions     $1,927         5.27%    $3,177        7.36%    $1,019         7.86%     $  464        7.57%
Corporate securities                     --           --         --          --         --           --       1,000        4.73
                                     ------                  ------                 ------                   ------
    Total(b)                         $1,927         5.27%    $3,177        7.36%    $1,019         7.86%     $1,464        5.63%
                                     ======                  ======                 ======                   ======



(a) A "tax equivalent adjustment" has been included in the calculation of the yields to reflect this income as if it had been fully taxable. The "tax equivalent adjustment" is based on federal and state marginal(other than U.S. Government and U.S. Government Agencies) income tax rates. The yield on securities available for sale is calculated based upon the amortized cost of the securities.

(b) The only securities of individual issuers that represent greater than 10% of stockholders' equity at December 31, 2004 are U.S. Agency Securities as shown in the table below:

                                               Amortized    Estimated
                                               Cost         Fair Value
                                               -------      ----------
     Federal Farm Credit Bureau                $ 9,504      $ 9,477
     Federal Home Loan Bank                     35,724       35,646
     Federal Home Loan Mortgage Corporation     55,550       55,111
     Federal National Mortgage Association      38,342       38,278
     Government National
       Mortgage Association                     10,958       11,060

Investments Required By Law

Federal Reserve Bank Stock and Federal Home Loan Bank Stock are nonmarketable equity securities carried at cost with no stated maturity date. The weighted average dividend on these stocks as of December 31, 2004 was 3.73%.

III. Loan Portfolio

A. Types of Loans(1)

                                        2004                2003                2002                 2001               2000
                                   ---------------    ----------------    -----------------    ----------------   ----------------
December 31 (in thousands)         Balance    %(2)    Balance     %(2)    Balance      %(2)    Balance     %(2)   Balance     %(2)
                                   --------  -----    --------   -----    --------    -----    --------   -----   --------   -----

Residential Real Estate Loans(2)   $ 77,700   39.4%   $ 71,114    38.4%   $ 80,616     40.1%   $ 85,977    40.6%  $ 88,517    44.0%
Commercial and Commercial
  Real Estate                        56,850   28.8      49,466    26.7      51,313     25.5      48,979    23.1     44,790    22.3
Consumer Loans                       62,763   31.8      64,567    34.9      69,088     34.4      76,727    36.3     67,756    33.7
                                   --------           --------            --------             --------           --------
    Total                           197,313  100.0%    185,147   100.0%    201,017    100.0%    211,683   100.0%   201,063   100.0%

Less: Allowance for loan losses       2,331              2,418               3,083                2,506              2,750
      Unearned Income                 8,778             13,917              14,753               16,734             14,473
                                   --------           --------            --------             --------           --------
    Total                          $186,204           $168,812            $183,181             $192,443           $183,840
                                   ========           ========            ========             ========           ========

(1) At December 31, 2000 through December 31, 2004, the subsidiary Bank did not have any construction loans in the loan portfolio.

(2)  % represents the percentage of loans in the category to total loans.


B. Maturities and Sensitivity of Loans to Changes in Interest Rates

Shown below are the amounts of loans outstanding (excluding certain mortgages and consumer loans) as of December 31, 2004, which, based on remaining scheduled repayments or repricing of principal, are due in the periods indicated and the relative sensitivity of such loans to changes in interest rates:

                                                        After One
                                          One Year      But Within   After
(in thousands)                            or Less(a)    Five Years   Five Years    Total
                                          ----------    ----------   ----------    -------
Commercial and Commercial Real Estate
  Fixed Rate                              $11,123       $19,073      $4,110        $34,306
  Variable Rate                            18,252         4,257          35         22,544
                                          -------       -------      ------        -------
       Total                              $29,375       $23,330      $4,145        $56,850
                                          =======       =======      ======        =======

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

(in thousands)                                                2004      2003      2002      2001      2000
                                                              ----     ------    ------     -----    ------
Loans on a non-accrual basis                                  $561     $1,374    $1,620      $374    $  936

Loans past due 90 days or more and still accruing              159        273        67       159       210

Restructured loans                                              --         --        --        --        --
                                                              ----     ------    ------     -----    ------
  Total non-performing loans                                  $720     $1,647    $1,687      $533    $1,146
                                                              ====     ======    ======     =====    ======
Total non-performing loans as a percent
  of total loans - net of unearned income                      0.4%       1.0%      0.9%      0.3%      0.6%
                                                              ====     ======    ======     =====    ======

For loans on a non-accrual basis, loans past due 90 days or more and restructured loans the difference between the interest collected and recognized as income and the amounts which would have been accrued was not significant for the years 2000 through 2004.

The Company's policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial, financial, and agricultural loans are placed on a non-accrual status when they are 90 days past due unless they are well secured and in the process of collection. In some instances, consumer loans are classified non-accrual when payments are past due 90 days; but as a matter of general policy, these loans are charged off after they become 120 days past due unless they are well secured and in the process of collection. Mortgage loans are generally not placed on a non-accrual basis unless it is determined that the value or marketability of real estate securing the loans has deteriorated to the point that a potential loss of principal or interest exists. Once a loan is on non-accrual basis, interest is recorded only as received or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal. Interest previously accrued on non-accrual loans which has not been paid is reversed and charged against income during the period in which the loan is placed on non- accrual status. Interest on restructured loans is only recognized in current income at the renegotiated rate and then only to the extent that such interest is deemed collectible.

III. Loan Portfolio
(cont'd)

C. Risk Elements

2. Potential Problem Loans

In addition to the total non-performing loans set forth above, loans in the amount of $1.6 million at December 31, 2004 were classified as substandard and are considered potential problem loans. These are loans for which management has information which indicates that the borrower may not be able to comply with the present payment terms. Although there is some doubt about the ability of these borrowers to comply with payment terms, minimal losses, if any, are anticipated in 2005.


3. Foreign Outstandings - None


4. Loan Concentrations

Loan concentrations, as defined by the Securities and Exchange Commission, are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. CNB Bancorp, Inc.'s business area consists of the Counties of Fulton, Saratoga, Hamilton and Montgomery and, therefore, there are substantial concentrations of loans within this geographic area. The subsidiary Bank strives to maintain a diverse loan portfolio and accomplishes this through prudent underwriting standards and by offering a wide variety of business and consumer loans. At December 31, 2004, the only concentration of loans that existed within the Bank's portfolio, other than the geographic concentration referred to above, were loans to the leather and leather related industries. Loans to this customer segment were $1.2 million, which represented 0.6% of the gross loans outstanding at December 31, 2004. Loans totaling approximately $0.8 million to this customer segment are currently on the subsidiary Bank's internal watch list. Commitments to this segment were $1.4 million, which represented 3.9% of the total commitments outstanding at December 31, 2004.

IV. Summary of Loan Loss Experience

A. The following table summarizes year end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense.

Years Ended December 31,                         2004         2003         2002         2001         2000
                                               ---------    ---------    ---------    ---------    ---------
(in thousands)

Amount of loans outstanding at end
  of year (less unearned income)               $188,535     $171,230     $186,264     $194,949     $186,590

Average loans outstanding during the year
  (less average unearned income)               $178,118     $176,494     $191,646     $193,121     $181,186

Balance of allowance at beginning of year      $  2,418       $3,083     $  2,506     $  2,750     $  2,697

Loans charged off:
  Commercial and Commercial Real Estate            (393)      (1,523)         (55)        (435)         (40)
  Residential Real Estate                            --           --           --           --           --
  Consumer                                         (510)        (599)        (668)        (561)        (199)
                                               ---------    ---------    ---------    ---------    ---------
    Total loans charged off                        (903)      (2,122)        (723)        (996)        (239)
                                               ---------    ---------    ---------    ---------    ---------

Recoveries of loans previously charged off:
  Commercial and Commercial Real Estate             167            4           12           12           12
  Residential Real Estate                            11            7           22           33           26
  Consumer                                          138          156          101          182           35
                                               ---------    ---------    ---------    ---------    ---------
    Total Recoveries                                316          167          135          227           73
                                               ---------    ---------    ---------    ---------    ---------

Net loans charged off                              (587)      (1,955)        (588)        (769)        (166)

Provision for loan losses                           500        1,290        1,165          525          219
                                               ---------    ---------    ---------    ---------    ---------

    Balance of allowance at end of year        $  2,331     $  2,418       $3,083     $  2,506     $  2,750
                                               =========    =========    =========    =========    =========

Net charge-offs as percent of average
  loans outstanding during year
  (less average unearned income)                   0.33%        1.11%        0.31%        0.40%        0.09%

Allowance as percent of loans outstanding
  at end of year (less unearned income)            1.24%        1.41%        1.66%        1.29%        1.47%



B. Allocation of the allowance for loan losses

                          December 31, 2004     December 31, 2003     December 31, 2002     December 31, 2001    December 31, 2000
                         -------------------- --------------------  --------------------  --------------------- -------------------
                                    Category              Category              Category              Category             Category
                                    Percent               Percent               Percent               Percent              Percent
                         Allowance  of Loans  Allowance   of Loans  Allowance   of Loans  Allowance   of Loans  Allowance  of Loans
                         ---------  --------  ---------   --------  ---------   --------  ---------   --------  ---------  --------
Residential Real
  Estate Loans           $  250      39.4%    $  100       38.4%    $  100       40.1%    $  150       40.6%    $  400      44.0%
Commercial and
  Commercial
  Real Estate             1,037      28.8      1,463       26.7      2,069       25.5      1,611       23.1      1,574      22.3
Consumer Loans              750      31.8        675       34.9        725       34.4        600       36.3        575      33.7
Unallocated                 294        --        180         --        189         --        145         --        201        --
                         ------               ------                ------                ------                ------

Balance of allowance
  at end of year         $2,331     100.0%    $2,418      100.0%    $3,083      100.0%    $2,506      100.0%    $2,750     100.0%
                         ======               ======                ======                ======                ======


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

During 2004, the Company recorded a provision for loan losses of $500,000. The subsidiary Bank's allowance for loan losses at December 31, 2004 totaled $2,331,000 or 1.24% of total loans, net of unearned income. Net charge-offs for 2004 totaled $587,000. At year-end 2004, there were $561,000 of loans in a non-accrual status. At December 31, 2004, $112,000 of the allowance for loan losses was allocated to the non-accrual loans outstanding. Although management of the Company believes that the allowance is adequate to provide for inherent risk of loss, there can be no assurance that the Company will not sustain losses in any given period which could be substantial.

V. Deposits

A. The following table presents the average amount of deposits and rates paid by major category for the year ended December 31:

                                     2004                  2003                     2002
                              -----------------    --------------------    -------------------
                              Average              Average                 Average
(in thousands)                Balance    Rate      Balance      Rate       Balance      Rate
                              --------   ------    ---------    -------    --------     ------

Demand Deposits               $ 36,873             $ 29,175                $ 28,565

Regular Savings, NOW, and
  Money Market                 175,103    0.73%     155,477      0.91%      141,168      1.49%

Certificates of Deposit and
  Other Time Deposits          112,469    2.25%     123,086      2.83%      121,716      3.53%
                              --------             ---------               ---------
    Total                     $324,445             $307,738                $291,449
                              ========             =========               =========



B. There were no foreign deposits in domestic offices at December 31, 2004, 2003 and 2002.


C. The following table indicates the maturities of time certificates of deposit in amounts of $100,000 or more at December 31, 2004.

(in thousands)
Maturing in:
  Three months or less                                 $8,456
  Over three months through six months                  3,698
  Over six months through twelve months                 6,799
  Over twelve months                                    5,704


D. There are no time certificates of deposit and other time deposits in the amount of $100,000 or more issued by foreign offices.


VI. Return on Equity and Assets

The following table shows the ratio of net income to average stockholders' equity and average total assets, and certain other ratios for the years ended December 31:

                                                      2004     2003     2002
                                                     -----    -----    -----
Percentage of net income to:
  Average total assets                                1.10%    0.92%    1.22%
  Average total stockholders' equity                 11.47     9.66    12.83

Percentage of cash dividends paid
  to net income                                      39.28    46.13    34.09

Percentage of average stockholders' equity
  to average total assets                             9.60     9.50     9.55

ITEM 2. Properties

The Bank's main office building is owned by the Company. In addition, the Company owns property located at 52 N. Main Street and 185 Fifth Avenue, Gloversville, New York, 231 Bridge Street, Northville, New York, 142 North Comrie Avenue, Johnstown, New York, 4178 State Highway 30, Amsterdam, New York and 295 Broadway, Saratoga Springs, New York. The Company also leases property at 1 Market Street, Amsterdam, New York and Routes 8 & 30, Speculator, New York. All properties are currently used for branch offices and are considered to be adequate in meeting current and projected customer and subsidiary Bank needs. The Insurance Agency leases property at 7 Church Street, Gloversville, New York, which property is adequate for its use.


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


ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table sets forth selected information about the executive officers of the Company.


Name, Age                 Office and Position with the Company or the Subsidiary Bank            Officer Since
---------                 -----------------------------------------------------------            -------------
Ronald J. Bradt, 61       Senior Vice President, Bank                                                1974

George E. Doherty, 48     Senior Vice President, Bank                                                1983

Michael J. Frank, 58      Vice President and Comptroller, Bank                                       1990
                          Treasurer, Company

George A. Morgan, 62      Executive Vice President, Cashier and Trust Officer, Bank                  1974
                          Vice President & Secretary, Company

Michael J. Pepe, 46       Senior Vice President, Bank                                                1999

William N. Smith, 64      Chairman of the Board, President and Chief Executive Officer,              1974
                          Bank & Company


Each of the executive officers of the Company have been principally employed as an officer of the Company or the subsidiary Bank for the past five years.


                                   PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters

The information set forth under the heading "Market and Dividend Information" on page 40 of the registrant's 2004 Annual Report is incorporated herein by reference. Over-the-counter quotations reflect inter-dealer prices and may not necessarily represent actual transactions. The Company increased its dividend in 2004 for the thirty-eighth consecutive year and anticipates paying comparable dividends in the future. Information regarding restrictions on dividend payments can be found on page 22 of the registrant's 2004 Annual Report under "Notes to Consolidated Financial Statements - Dividend Restrictions".

Unregistered sales of equity securities and use of proceeds

                    ISSUER PURCHASES OF EQUITY SECURITIES
                                                                 Total Number         Maximum
                                                                 of Shares            Number of
                                                                 Purchased as         Shares that
                                                                 Part of Publicly     May Yet Be
                                Total Number     Average         Announced            Purchased
                                of Shares        Price Paid      Plans or             Under the Plans
                                Purchased        per Share       Programs             or Programs
                                ------------     ------------    ----------------     ---------------
Oct. 1, 2004 to Oct. 31, 2004             --          $   --             --           83,808
Nov. 1, 2004 to Nov. 30, 2004            100           27.15            100           83,708
Dec. 1, 2004 to Dec. 31, 2004            261           26.83            261           83,447
                                ------------     ------------    ----------
TOTAL                                    361          $26.92            361
                                ============     ============    ==========


The current common stock buyback program was approved by the Company's Board of Directors effective June 1, 2003 for a period of two years, to expire on June 1, 2005. The total number of shares authorized to be purchased under the plan is 110,820.

ITEM 6. Selected Financial Data

The information set forth under the heading "Five Year Financial Summary" on page 15 of the registrant's 2004 Annual Report is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Financial Review" on pages 6 through 14 of the registrant's 2004 Annual Report is incorporated herein by reference.

Forward-Looking Statements

Certain statements in this report constitute 'forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and its wholly-owned subsidiary, City National Bank and Trust Company (the "Bank"). Where used in this report, the words "anticipate," "believe," " estimate," "expect," "intend," and similar words and expressions, as they relate to the Company or the Bank or their respective management, identify forward- looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in Fulton, Saratoga, Hamilton and Montgomery Counties, New York), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission. The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity

Liquidity represents a banking enterprise's capacity to meet its daily obligations, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality, and availability of funding affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold and interest bearing time deposits. Other sources of liquidity include repayment of loans and the federal funds market, which is a vehicle banks use to trade surplus funds. When the Company experiences a net outflow of funds, maturing long term investments are not reinvested until sufficient excess funds are available. See Financial Review" section pages 11 and 12 of the Company's 2004 Annual Report for additional discussion on liquidity.

The Company, on average, during 2004 had $10.3 million of its assets invested in federal funds sold.

Capital

At December 31, 2004, stockholders' equity was $40.0 million, which represents an increase of $2.0 million, or 5.2% over 2003. This follows an increase of $1.2 million, or 3.1% over 2002. The increase from 2003 to 2004 was due mainly to a combination of net income after dividends and a reduction in accumulated other comprehensive income plus net treasury stock transactions. The increase from 2002 to 2003 was due mainly to a combination of net income after dividends and a reduction in accumulated other comprehensive income less net treasury stock transactions.

The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines.

The currently required risk-based capital ratio, as established by the Federal Reserve Board, is 8.00% as of December 31, 2004. The Company's risk-based capital ratio was 16.3% and 17.5% at December 31, 2004 and 2003, respectively. Dividends per share declared in 2004 were $0.80 as compared to $0.76 in 2003 and $0.70 in 2002.

See "Financial Review" section page 11 of the Company's 2004 Annual Report for additional discussion on capital.

Contractual Obligations

As of December 31, 2004 the Company is contractually obligated to make the following payments:

                                                              Less than   1 - 3     3 - 5   More than
Contractual Obligations                             Total     1 year      years     years   5 years
-----------------------                            -------    -------     ------    ---     -------
Notes Payable - Federal Home Loan Bank             $35,652    $19,083     $2,546    $23     $14,000
Securities sold under agreement to repurchase       12,891      6,691      2,200     --       4,000
                                                   -------    -------     ------    ---     -------
     Total                                         $48,543    $25,774     $4,746    $23     $18,000
                                                   =======    =======     ======    ===     =======


See Note 10 "Time Deposits" on page 27 and Note 17 "Commitments and Contingent Liabilities" on pages 33 and 34 of the Company's 2004 Annual Report for additional discussion on contractual obligations.

Recent Accounting Pronouncements

The information set forth under the heading "Recent Accounting
Pronouncements" on page 23 of the registrant's 2004 Annual Report is incorporated herein by reference.

Critical Accounting Policies

The information set forth under the heading "Financial Review - Critical Accounting Policies" pages 6 through 7 of the registrant's 2004 Annual Report is incorporated herein by reference.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading "Financial Review - Market Risk" pages 12 through 14 of the registrant's 2004 Annual Report is incorporated herein by reference. Also, the information reported on page 6 of this report is incorporated by reference.


ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 16 through 39 of the registrant's 2004 Annual Report is incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


ITEM 9a. Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9b. Other Information

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

                            Principal Occupation                                                     Director of the
Name, Age                   for Past Five Years                                     Class             Company Since
---------                   -------------------                                     -----             -------------
John C. Miller, 74          President, John C. Miller, Inc.                           2                   1988
                            Automobile Dealer

Robert L. Maider, 73        Attorney-at-Law, Maider & Smith                           2                   1988

William N. Smith, 64        Chairman of the Board, President                          1                   1988
                            and Chief Executive Officer
                            of the Company and the Bank

George A. Morgan, 62        Vice President & Secretary                                3                   1991
                            of the Company and Executive Vice President,
                            Cashier & Trust Officer of the Bank

Brian K. Hanaburgh, 55      Owner                                                     1                   1994
                            D/B/A McDonald's Restaurants
                            Fast Food Restaurants

Clark D. Subik, 50          President, Superb Leather, Inc.                           3                   1995
                            Leather Merchandiser

Deborah H. Rose, 54         Retired, Vice President, Hathaway Agency, Inc.            3                   1996
                            General Insurance

Theodore E. Hoye, III, 56   President, First Credit Corporation                       3                   1998
                            Financing and Insuring of Manufactured Housing

Timothy E. Delaney, 42      President, Delaney Construction Corporation               2                   1999
                            Heavy/Highway Construction

Richard D. Ruby, 56         President, Ruby & Quiri, Inc.                             1                   1999
                            Home Furnishings Retailer

John J. Daly, 64            Retired, Co-founder Alpin-Haus Ski Shop, Inc.             2                   2004
                            Retailer of Recreational Vehicles, Ski Accessories
                            and Pools


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

Insider Compliance

Information required by this item is hereby incorporated by reference herein from the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders.


ITEM 11. Executive Compensation

The information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Officers' Compensation", "Employment Arrangements", "Compensation of Directors" and "Compensation Pursuant to Plans", at pages 10 through 15 of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders; provided however that the caption entitled "Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is hereby incorporated by reference herein from the caption "Proposal 1 - Election of Directors" at pages 3 through 6 of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders.

                                                          Equity Compensation Plan Information

                                                                                            Number of securities
                                                                                          remaining available for
                                                                                           future issuance under
                                      Number of securities to       Weighted-average        equity compensation
                                      be issued upon exercise       exercise price of         plans (excluding
                                      of outstanding options,     outstanding options,    securities reflected in
                                        warrants and rights        warrants and rights          column (a))
                                      -----------------------     --------------------    -----------------------
                                                (a)                        (b)                      (c)
Equity compensation plans
  approved by security holders                294,878                     26.98                    98,350
Equity compensation plans not
  approved by security holders (1)             15,007                     15.22                        --

Total                                         309,885                     26.41                    98,350


(1) Represents common shares covered by options assumed by registrant in connection with its acquisition, through merger, of Adirondack Financial Services Bancorp, Inc. on the terms set forth in the Adirondack Financial Services stock option plan and at an exchange ratio of .575 of a registrant common share for each Adirondack Financial Services' common share.


ITEM 13. Certain Relationships and Related Transactions

Information required by this item is hereby incorporated by reference herein from the caption "Related Party Transactions" on page 18 of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders.


                                   PART IV

ITEM 14. Principal Accountant Fees and Services

Information required by this item is hereby incorporated by reference herein from the caption "Principal Accounting Firm Fees" on pages 9 and 10 of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders.


ITEM 15. Exhibits and Financial Statement Schedules

The following consolidated financial statements of the registrant and its subsidiary and the independent registered public accounting firms' report thereon included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004, are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Financial Statements (Consolidated) Statements of Condition -
  December 31, 2004 and 2003
Statements of Income - Years ended December 31, 2004, 2003 and 2002 Statements of Changes in Stockholders' Equity - Years ended
  December 31, 2004, 2003, and 2002
Statements of Cash Flows - Years ended December 31, 2004, 2003, and 2002 Notes to Consolidated Financial Statements

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
               (incorporated by reference)

13.            Annual Report to Security Holders

21.            Subsidiaries of the Registrant

23.            Consent of Independent Registered Public Accounting Firm

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

Dated: March 28, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                       Title                                        Date

By /s/ John C. Miller           Director                                     March 28, 2005
---------------------------
John C. Miller

By /s/ Robert L. Maider         Director                                     March 28, 2005
---------------------------
Robert L. Maider

By /s/ William N. Smith         Chairman of the Board,                       March 28, 2005
---------------------------     President and Chief Executive
William N. Smith                Officer (chief executive officer)

By /s/ George A. Morgan         Vice President and Secretary                 March 28, 2005
---------------------------     (principal financial and accounting
George A. Morgan                officer) and Director

By /s/ Brian K. Hanaburgh       Director                                     March 28, 2005
---------------------------
Brian K. Hanaburgh

By /s/ Clark D. Subik           Director                                     March 28, 2005
---------------------------
Clark D. Subik

By /s/ Deborah H. Rose          Director                                     March 28, 2005
---------------------------
Deborah H. Rose

By /s/ Theodore E. Hoye III     Director                                     March 28, 2005
---------------------------
Theodore E. Hoye III

By /s/ Timothy E. Delaney       Director                                     March 28, 2005
---------------------------
Timothy E. Delaney

By /s/ Richard D. Ruby          Director                                     March 28, 2005
---------------------------
Richard D. Ruby

By /s/ John J. Daly             Director                                     March 28, 2005
---------------------------
John J. Daly


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

10.2              Stock Option Plan

10.3              Change of Control Agreement with William N. Smith

10.4              Change of Control Agreement with George A. Morgan

10.5              Long-Term Incentive Compensation Plan

13.               Annual Report to Security Holders

21.               Subsidiaries of the Registrant

23.               Consent of Independent Registered Public Accounting Firm

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
