Form 10-Q
period 2005-03-31
CNB BANCORP INC /NY/
filed 2005-05-09
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005           Commission File Number: 0-17501


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

Yes         No  X


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                                 as of May 9, 2005
   $2.50 par value                                        2,221,520

                              CNB BANCORP, INC.

                                    INDEX

                                                                     Page No.


    PART I     FINANCIAL INFORMATION

    Item 1     Consolidated interim financial
               statements (unaudited):

               Consolidated statements of income
               for the three months ended
               March 31, 2005 and 2004                                  1

               Consolidated statements of financial
               condition as of March 31, 2005
               and December 31, 2004                                    2

               Consolidated statements of cash flows
               for the three months ended March 31, 2005 and 2004       3

               Notes to consolidated interim financial statements     4 - 6

    Item 2     Management's discussion and analysis of financial
               condition and results of operations                    7 - 10

    Item 3     Quantitative and qualitative disclosures
               about market risk                                       11

    Item 4     Controls and procedures                                 12


    PART II    OTHER INFORMATION

    Item 1     Legal proceedings - not applicable

    Item 2     Unregistered sales of equity securities
               and use of proceeds                                     13

    Item 3     Defaults upon senior securities - none

    Item 4     Submission of matters to a vote of security holders - none

    Item 5     Other information - none

    Item 6     Exhibits                                                14

Signatures                                                             15
Exhibit Index                                                          16


                              CNB BANCORP, INC.

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                   -----------------------------------------
                                                                                          2005                  2004
                                                                                   -------------------   -------------------

INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                                                   $3,108                $2,882
  Interest on federal funds sold                                                                   23                    26
  Interest on balances due from depository institutions                                             9                     6
  Interest on securities available for sale                                                     1,781                 1,781
  Interest on investment securities                                                                85                   119
  Dividends on FRB and FHLB stock                                                                  28                    27
                                                                                   -------------------   -------------------
    Total interest and dividend income                                                          5,034                 4,841

INTEREST EXPENSE Interest on deposits:
    Regular savings, NOW and money market accounts                                                410                   284
    Certificates and time deposits of $100,000 or more                                            161                   162
    Other time deposits                                                                           474                   550
  Interest on securities sold under agreements to repurchase                                      141                   145
  Interest on other borrowings                                                                    298                   269
                                                                                   -------------------   -------------------
    Total interest expense                                                                      1,484                 1,410
NET INTEREST INCOME                                                                             3,550                 3,431
  Provision for loan losses                                                                        70                   150
                                                                                   -------------------   -------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                              3,480                 3,281

OTHER INCOME
  Income from fiduciary activities                                                                 46                    44
  Service charges on deposit accounts                                                             200                   185
  Net gain/(loss) on sales or calls of securities                                                 235                   401
  Insurance commissions                                                                           232                   199
  Other income                                                                                    153                   149
                                                                                   -------------------   -------------------
    Total other income                                                                            866                   978

OTHER EXPENSES
  Salaries and employee benefits                                                                1,428                 1,202
  Occupancy expense, net                                                                          198                   184
  Furniture and equipment expense                                                                 129                   107
  External data processing expense                                                                281                   236
  Other expense                                                                                   660                   566
                                                                                   -------------------   -------------------
    Total other expenses                                                                        2,696                 2,295
                                                                                   -------------------   -------------------
INCOME BEFORE INCOME TAXES                                                                      1,650                 1,964
  Provision for income taxes                                                                      456                   587
                                                                                   -------------------   -------------------
NET INCOME                                                                                     $1,194                $1,377
                                                                                   ===================   ===================
  Earnings per share
    Basic                                                                                       $0.54                 $0.62
    Diluted                                                                                      0.53                  0.62


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)


                                                                            March 31, 2005                 December 31, 2004
                                                                       ------------------------        ------------------------

ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                                 $10,495                          $9,580
  Interest bearing deposits with banks                                                   1,915                             369
  Federal funds sold                                                                     2,900                           2,400
                                                                       ------------------------        ------------------------
    Total cash and cash equivalents                                                     15,310                          12,349

Securities available for sale, at fair value                                           177,732                         189,176

Investment securities, at cost
  (approximate fair value at March 31, 2005 -
  $8,059; at December 31, 2004 - $7,804)                                                 7,898                           7,587

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                                2,584                           2,984

Loans                                                                                  202,305                         197,313
   Unearned income                                                                      (7,748)                         (8,778)
   Allowance for loan losses                                                            (2,358)                         (2,331)
                                                                       ------------------------        ------------------------
           Net loans                                                                   192,199                         186,204

Premises and equipment, net                                                              5,742                           5,780
Accrued interest receivable                                                              2,159                           1,813
Goodwill                                                                                 5,809                           5,809
All other intangibles                                                                    1,090                           1,135
Other assets                                                                             8,924                           9,332
                                                                       ------------------------        ------------------------
       Total assets                                                                   $419,447                        $422,169
                                                                       ========================        ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                                       $42,517                         $41,922
   Regular savings, NOW and money market accounts                                      182,671                         181,722
   Certificates and time deposits of $100,000 or more                                   26,896                          24,657
   Other time deposits                                                                  85,769                          83,333
                                                                       ------------------------        ------------------------
     Total deposits                                                                    337,853                         331,634

Securities sold under agreements to repurchase                                          10,217                          12,891
Notes payable - Federal Home Loan Bank                                                  29,631                          35,652
Other liabilities                                                                        2,297                           1,971
                                                                       ------------------------        ------------------------
       Total liabilities                                                               379,998                         382,148

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                                6,004                           6,004
Surplus                                                                                  4,418                           4,418
Undivided profits                                                                       35,701                          34,981
Accumulated other comprehensive (loss)/income                                           (1,368)                             10
Treasury stock, at cost; 180,175 shares at March 31, 2005 and
   183,067 shares at December 31, 2004                                                  (5,306)                         (5,392)
                                                                       ------------------------        ------------------------
       Total stockholders' equity                                                       39,449                          40,021
                                                                       ------------------------        ------------------------
       Total liabilities and stockholders' equity                                     $419,447                        $422,169
                                                                       ========================        ========================


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                   --------------------------------------------
                                                                                          2005                       2004
                                                                                   ------------------        ------------------

Cash flows from operating activities:
   Net income                                                                                 $1,194                    $1,377
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Increase in interest receivable                                                              (346)                     (289)
   Decrease/(increase) in other assets                                                         1,433                       (26)
   Increase in other liabilities                                                                 326                       861
   Deferred income tax benefit                                                                   (61)                      (62)
   Depreciation and other amortization expense                                                   159                       132
   Net increase in cash surrender value of bank-owned life insurance                             (59)                      (61)
   Amortization of premiums/discounts on securities, net                                         119                       289
   Net gain on securities transactions                                                          (235)                     (401)
   Provision for loan losses                                                                      70                       150
                                                                                   ------------------        ------------------
      Net cash provided by operating activities                                                2,600                     1,970
                                                                                   ------------------        ------------------

Cash flows from investing activities:
   Purchase of investment securities                                                            (409)                     (805)
   Purchase of securities available for sale                                                  (5,116)                  (26,665)
   Net redemption of FRB and FHLB stock                                                          400                       102
   Proceeds from maturities, paydowns and calls of investment securities                          96                       196
   Proceeds from maturities, paydowns and calls of
     securities available for sale                                                             9,062                    15,616
   Proceeds from sale of securities available for sale                                         5,360                    16,726
   Net increase in loans                                                                      (6,094)                   (2,278)
   Purchases of premises and equipment, net                                                      (74)                     (108)
                                                                                   ------------------        ------------------
         Net cash provided by investing activities                                             3,225                     2,784
                                                                                   ------------------        ------------------

Cash flows from financing activities:
   Net increase/(decrease) in deposits                                                         6,219                    (3,469)
   Decrease in securities sold under agreements to repurchase                                 (2,674)                     (367)
   Decrease in notes payable - Federal Home Loan Bank                                         (6,021)                   (2,020)
   Treasury stock purchased                                                                       (8)                        -
   Cash dividends paid on common stock                                                          (466)                     (442)
   Proceeds from the sale of treasury stock                                                       86                        77
                                                                                   ------------------        ------------------
         Net cash used in financing activities                                                (2,864)                   (6,221)
                                                                                   ------------------        ------------------

Net increase/(decrease) in cash and cash equivalents                                           2,961                    (1,467)
Cash and cash equivalents beginning of period                                                 12,349                    31,390
                                                                                   ------------------        ------------------

Cash and cash equivalents end of period                                                      $15,310                   $29,923
                                                                                   ==================        ==================

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                                  $1,469                    $1,433
    Income taxes                                                                                  46                         -
 Supplemental schedule of noncash investing activities:
    Net reduction in loans resulting from the transfer to real estate owned                       27                         -


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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2005 and December 31, 2004 and the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2004 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2005 and 2004. (In thousands, except per share amounts)



                                                                                       Weighted
                                                                Net                    Average
                                                               Income                   Shares                Per Share
                                                            (Numerator)             (Denominator)               Amount
                                                        -------------------      -------------------     -------------------

For the Three Months Ended March 31, 2005:

Basic EPS                                                      $1,194                      2,220                  $0.54
                                                                                                         ===================
Dilutive Effect of Stock Options                                    -                         14
                                                        -------------------      -------------------
Diluted EPS                                                    $1,194                      2,234                  $0.53
                                                        ===================      ===================     ===================


For the Three Months Ended March 31, 2004:

Basic EPS                                                      $1,377                      2,211                  $0.62
                                                                                                         ===================
Dilutive Effect of Stock Options                                    -                          6
                                                        -------------------      -------------------
Diluted EPS                                                    $1,377                      2,217                  $0.62
                                                        ===================      ===================     ===================



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

On June 24, 2002, 40,550 options were awarded at an exercise price of $29.43 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant. On June 30, 2003, 41,800 options were awarded at an exercise price of $25.75 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant. On October 26, 2004, 44,300 options were awarded at an exercise price of $26.325 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield of 3.09%, 2.84% and 2.41%, respectively; expected volatility of 15.2%, 15.7% and 15.8%, respectively; risk free interest rate of 3.30%, 2.27% and 4.19%, respectively; and an expected life of five years for grants awarded in all three years. Based on the aforementioned assumptions, the Company has estimated that the fair value of the options granted on October 26, 2004 was $3.14, June 30, 2003 was $2.84 and June 24, 2002 was $4.71.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three month periods ended March 31, 2005 and 2004 (in thousands, except per share data):



                                                                                            Three Months Ended
                                                                                                  March 31
                                                                               ----------------------------------------------
                                                                                      2005                       2004
                                                                               -------------------        -------------------
Net income:
     As reported                                                                           $1,194                     $1,377
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                                                            (32)                       (28)
                                                                               -------------------        -------------------
Pro forma net income                                                                       $1,162                     $1,349
                                                                               ===================        ===================

Earnings per share:
     Basic - as reported                                                                    $0.54                      $0.62
     Basic - pro forma                                                                       0.52                       0.61

     Diluted - as reported                                                                   0.53                       0.62
     Diluted - pro forma                                                                     0.52                       0.61



4. COMPREHENSIVE INCOME

The Company recorded a total comprehensive loss of $184,000 for the three months ended March 31, 2005 as compared to total comprehensive income of $1,932,000 for the three months ended March 31, 2004. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and any minimum pension liability adjustments. The Company's other comprehensive income/(loss) consisted of the following for the three month periods ended March 31, 2005 and 2004 (in thousands):



                                                                                      2005                       2004
                                                                               -------------------        -------------------

Net unrealized holding (losses)/gains arising during the
   period, net of taxes of $787 in 2005 and ($510) in 2004                                ($1,235)                      $800

Reclassification adjustment for net realized gains included in
   income, net of taxes of $91 in 2005 and $156 in 2004                                      (143)                      (245)

                                                                               -------------------        -------------------
Other comprehensive (loss)/income                                                         ($1,378)                      $555
                                                                               ===================        ===================


5. PENSION BENEFITS

The following components of net periodic pension cost were recognized by the Company in the accompanying consolidated statements of income:



                                                                                       Three Months Ended
                                                                                             March 31
                                                                          ----------------------------------------------
                                                                                 2005                       2004
                                                                          -------------------        -------------------

Service cost                                                                             $66                        $60
Interest cost                                                                             79                         76
Expected return on plan assets                                                           (90)                       (82)
Amortization of loss from earlier periods                                                 18                         16
Amortization of unrecognized prior service cost                                            4                          4
                                                                          -------------------        -------------------
     Net periodic pension cost                                                           $77                        $74
                                                                          ===================        ===================


The Company expects to contribute $236,000 to its pension plan in June 2005. This is the total amount expected to be paid in 2005.


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


7. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised) Share-Based Payment ("FAS 123(R)"), the accounting standard requiring the expensing of stock options for public companies. FAS 123(R) is now scheduled to be mandatory for public companies at the beginning of the first fiscal year beginning after June 15, 2005. FAS 123(R) covers a broad range of stock-based compensation arrangements including stock options, stock appreciation rights, restricted stock and restricted stock units as well as employee stock purchase plans. FAS 123(R) requires companies to expense share-based payments based on fair value as of the date of the grant and requires all companies to expense stock options and other awards. FAS 123(R) is not expected to have a material effect on the Company's financial position or results of operations.


8. GUARANTEES

FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $345,000 at March 31, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2005 and December 31, 2004 was insignificant.

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


CRITICAL ACCOUNTING POLICIES:

Pursuant to recent SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, that is, those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated financial statements. Included in Note 1 to the consolidated financial statements contained in the Company's 2004 Annual Report is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the consolidated financial statements.


FINANCIAL REVIEW:

Financial Condition:

Total assets at March 31, 2005 were $419.4 million, a decrease of $2.5 million, or 0.6%, from the December 31, 2004 amount of $421.9 million. The decrease was primarily related to the Company reducing securities sold under agreements to repurchase and notes payable with the Federal Home Loan Bank by $8.7 million. Funds from maturing and sold securities available for sale were used to reduce these borrowings and to increase liquidity with additional cash and cash equivalents of $3.0 million. Securities available for sale decreased $11.4 million from December 31, 2004. There was also an increase in loans, net of unearned discount, of approximately $6.0 million which was primarily funded with the growth in deposits of $6.2 million. Stockholders' equity decreased $0.6 million from $40.0 million at December 31, 2004 to $39.4 million at March 31, 2005. This primarily relates to the after tax effect of the decline in the market value of the available for sale securities of $1.4 million. This decline was partially offset by retained earnings, net of dividends paid for the first quarter of 2005.

Securities available for sale decreased $11.4 million, or 6.0%, from $189.2 million at December 31, 2004 to $177.7 million at March 31, 2005. The Company sold approximately $5.4 million of available for sale securities during the first quarter of 2005 to improve the Company's cash position and reduce borrowings with the Federal Home Loan Bank and reduce securities sold under agreement to repurchase. Maturing securities and cash flows from mortgaged-backed securities were also used to reduce borrowings and provide the Company with additional cash.

Loans receivable, net of unearned income, increased $6.0 million, or 3.2% from $188.5 million at December 31, 2004 to $194.6 million at March 31, 2005. Increases in commercial lending and mortgage lending were primarily responsible for this growth while consumer installment lending showed a slight decrease due to slow automobile sales at the Company's indirect auto dealers.

Cash and cash equivalents increased by $3.0 million, or 24.0%, from $12.3 million at December 31, 2004, to $15.3 million at March 31, 2005 as the Company retained cash to improve short term liquidity. The Company also anticipates using some of this cash to reduce borrowings over the remainder of the year.

The Company performed the goodwill impairment test during the first quarter of 2005 and determined that no impairment loss was required to be recognized.

Deposits at March 31, 2005 were $337.9 million, an increase of $6.2 million, or 1.9%, from the balance of $331.6 million at December 31, 2004. Demand deposits increased $0.6 million and regular savings, NOW and money market accounts increased $0.9 million. Certificates of deposit showed the largest gain of $4.7 million as depositors are returning to certificates of deposit as rates have been rising during the first quarter of 2005.

Stockholders' equity decreased by $0.6 million, or 1.4%, from $40.0 million at December 31, 2004 to $39.4 million at March 31, 2005. The retention of earnings for the first three months of 2005 was more than offset by the dividends paid and a reduction in accumulated other comprehensive income.


Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first three months of 2005. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.


Capital Resources:

Stockholders' equity to total assets decreased slightly from 9.5% at December 31, 2004 to 9.4% at March 31, 2005. The decrease in total assets associated with the sale of securities available for sale and the reduction in borrowed funds combined with earnings during the first three months of 2005 over dividends paid, net treasury stock transactions and the decrease in accumulated other comprehensive income caused this ratio to decrease from December 31, 2004.

The table below shows the Company's March 31, 2005 ratios, December 31, 2004 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.



                                                                                                                      Regulatory
                                                                  March 31, 2005          December 31, 2004           Guidelines
                                                                  --------------          -----------------           ----------

Tier 1 risk based capital to net risk weighted assets                  15.5%                     15.2%                    6.0%
Total risk based capital to net risk weighted assets                   16.6                      16.3                    10.0

Leverage ratio (Tier 1/adjusted total assets)                           8.0                       7.7                     5.0


These ratios for the Company, as well as the ratios for the subsidiary Bank, are well in excess of regulatory minimums.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Net income decreased $183,000 or 13.3% for the first quarter of 2005 as compared to the same period of 2004. This decrease was primarily due to the decrease in gains on sales of available for sale securities coupled with the increase in total other expenses. An increase in the net interest income, a reduction in the provision for loan losses and the provision for income taxes offset some of the additional expenses and reduction in securities gains during the first quarter of 2005. Net income for the first quarter was negatively impacted by operating costs associated with the purchase of the two branch offices from HSBC added to the Company on July 30, 2004.

Total interest and dividend income for the first quarter of 2005 increased $193,000 or 4.0% from the corresponding period in 2004, while total interest expense increased $74,000 or 5.2% from the corresponding period in 2004. Net interest income increased $119,000 or 3.5% from the corresponding period of 2004. This increase is primarily due to the increase in volume of interest earning assets over the comparable period of 2004 of $26.1 million. Lower average rates on the interest earning assets coupled with higher rates on interest-bearing liabilities caused the net interest margin to decreased from 4.01% for the first quarter of 2004 to 3.88% for the corresponding period of 2005. The decline in the net interest margin is expected to continue throughout 2005 as interest-bearing liabilities continue to reprice more rapidly than interest-earning assets.

The increase in interest and fees on loans of $226,000 or 7.8% from the corresponding period of 2004 is primarily due to the increase in volume of $19.3 million from the comparable period of 2004. Approximately $6.0 million of this increase relates to the branches acquired from HSBC on July 30, 2004. The average rate on the total loan portfolio decreased from 6.72% for the first quarter of 2004 to 6.55% for the same period of 2005. This was primarily due to new loans being booked in the consumer installment and mortgage portfolios having lower rates, on average, than the existing average rates on the runoff of these portfolios. This is expected to continue throughout 2005.

The decrease in interest on the securities portfolio of $34,000 from the corresponding period of 2004 is primarily due to the decrease in the average tax effected yield on the overall securities portfolio of 42 basis points from 4.81% for the first quarter of 2004 to 4.39% for the comparable period of 2005. An increase in the average volume of $15.2 million offset most of the effect of the decline in yield.

The increase in interest expense of $74,000 for the first quarter of 2005 as compared to the same period of 2004 is primarily related to the increase in interest bearing deposits of $18.4 million as compared to the first quarter of 2004. An increase in rates on the floating rate borrowings with the Federal Home Loan Bank that reprice monthly or quarterly to current LIBOR rates was primarily responsible for the increase of 47 basis points in the average rate paid on securities sold under agreements to repurchase and other borrowings. The average rate increased from 3.61% for the first quarter of 2004 to 4.08% for the first quarter of 2005.

The provision for loan losses decreased $80,000 to $70,000 from the corresponding period in 2004. Net charge-offs decreased $89,000 from the prior year period decreasing from $132,000 in the first quarter of 2004 to $43,000 in the first quarter of 2005. Non-performing loans decreased from $720,000 at December 31, 2004 to $117,000 at March 31, 2005, a decrease of
$603,000. This decrease primarily relates to two commercial non-accrual loans that were paid off during the first quarter of 2005. Based on our most recent analysis of collateral and cash flow on the remaining non-performing loans we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of March 31, 2005 and 2004. The allowance for loan losses as a percent of net loans outstanding was 1.21% at March 31, 2005, 1.24% at December 31, 2004 and 1.41% at March 31, 2004.

Non-interest income decreased $112,000 or 11.5% from the corresponding period of 2004. This decrease was primarily due to the decrease in gains on sales of securities from the available for sale investment portfolio. This decrease was partially offset by an increase in insurance commissions and service charges on deposit accounts. The higher insurance commissions primarily reflect higher contingency commissions related to the claims experience of the insurance subsidiaries policy holders. The higher service charges on deposit accounts primarily reflects higher usage of the subsidiary Bank's debit cards.

Non-interest expense increased $401,000 or 17.5% from the corresponding period of 2004. Increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and external data processing expense were primarily a result of the acquisition of the two HSBC branches on July 30, 2004. The higher salaries and employee benefits were also due to normal salary adjustments, higher pension expense and increases in medical insurance premiums. The higher occupancy expenses were due to higher utilities and rent expense associated with the two new branches acquired from HSBC. The higher furniture and equipment expense relates to higher depreciation expense, higher maintenance contracts and higher overall equipment maintenance expense. The higher external data processing expense relates primarily to the additional accounts acquired with the HSBC branch acquisition and the higher volume of debit card transactions. Higher other expense primarily relates to costs associated with preparing for Sarbanes-Oxley compliance. Non-interest expense is expected to exceed 2004 levels for the remainder of 2005 as we anticipate spending another $50,000 to $75,000 on Sarbanes-Oxley compliance and the additional expenses associated with the new branches acquired from HSBC BANK USA on July 30, 2004.

Provision for income taxes decreased $131,000 from the corresponding period of 2004. This primarily relates to the decrease in income before taxes of $314,000. The combined effective federal and state tax rate for the first quarter of 2005 was 27.6% as compared to 29.9% for the corresponding period of 2004. This decrease is primarily due to the percentage of taxable income to total income decreasing primarily as a result of tax exempt municipal income increasing from $363,000 for the first quarter of 2004 to $393,000 for the first quarter of 2005.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of March 31, 2005 assuming the immediate increases or decreases in interest rates shown below:

     Change in             Estimated Net            Change in
   Interest Rate          Interest Income          Net Interest
   (basis points)          ($000 omitted)             Income
--------------------   ---------------------    ------------------
        +200                  13,171                   (7.0)%
        +100                  13,714                   (3.1)
           0                  14,160                    0.0
        -100                  14,022                   (1.0)
        -200                  13,687                   (3.3)

Both up and down scenarios show a decline in the net interest income primarily based on the subsidiary Bank's current position in callable securities. In a declining rate environment these securities are quite often called and the funds reinvested in lower yielding securities and in a rising rate environment these securities do not get called so the funds do not reprice as quickly as rates rise. The Company is currently repositioning the investment portfolio into shorter maturities which react more favorably as rates rise or fall.

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of March 31, 2005, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2005 was 15.17% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.

                                   PART II

Item 2. Unregistered sales of equity securities and use of proceeds


                                         ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                           Total Number            Maximum
                                                                                            of Shares             Number of
                                                                                           Purchased as          Shares that
                                                                                         Part of Publicly         May Yet Be
                                                    Total Number          Average           Announced             Purchased
                                                     of Shares           Price Paid          Plans or          Under the Plans
                                                     Purchased           per Share           Programs            or Programs
                                                  -----------------   -----------------  -----------------     ---------------

January 1, 2005 to January 31, 2005                               -                  $-                  -          83,447

February 1, 2005 to February 28, 2005                            48               27.50                 48          83,399

March 1, 2005 to March 31, 2005                                 234               27.27                234          83,165
                                                  -----------------   -----------------  -----------------
TOTAL                                                           282              $27.31                282
                                                  =================   =================  =================


The current common stock buyback program was approved by the Company's Board of Directors effective June 1, 2003 for a period of two years, to expire on June 1, 2005. The total number of shares authorized to be purchased under the plan is 110,820.

                              CNB BANCORP, INC.

                                   PART II

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.         Exhibit
-----------         ----------------------------------------------------------

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




Dated: May 9, 2005

                              CNB BANCORP, INC.

                                EXHIBIT INDEX

Exhibit No.         Description
-----------         ----------------------------------------------------------

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