Form 10-Q
period 2005-06-30
CNB BANCORP INC /NY/
filed 2005-08-10
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter ended June 30, 2005     Commission File Number: 0-17501


                              CNB BANCORP, INC.
            (Exact Name of Registrant as Specified in its Charter)

         New York                                           14-1709485
      (State or other                                      (IRS Employer
      jurisdiction of                                 Identification Number)
incorporation or organization)

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

Yes       No  X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                              as of August 10, 2005
   $2.50 par value                                        2,267,518

                              CNB BANCORP, INC.

                                    INDEX

Page No.

PART I   FINANCIAL INFORMATION

Item 1   Consolidated interim financial statements (unaudited):

         Consolidated statements of income for the three months ended
         June 30, 2005  and 2004 and the six months ended
         June 30, 2005 and 2004                                           1

         Consolidated statements of financial condition as of
         June 30, 2005 and December 31, 2004                              2

         Consolidated statements of cash flows for the six months
         ended June 30, 2005 and 2004                                     3

         Notes to consolidated interim financial statements           4 - 7

Item 2   Management's discussion and analysis of financial
         condition and results of operations                         8 - 13

Item 3   Quantitative and qualitative disclosures about market risk      14

Item 4   Controls and procedures                                         15



PART II  OTHER INFORMATION

Item 1   Legal proceedings - not applicable

Item 2   Unregistered sales of equity securities and use of proceeds     16

Item 3   Defaults upon senior securities - none

Item 4   Submission of matters to a vote of security holders -
         Annual Meeting                                                  16

Item 5   Other information - none

Item 6   Exhibits                                                        17

Signatures                                                               18
Exhibit Index                                                            19


                              CNB BANCORP, INC.

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                 ------------------------------   -----------------------------
                                                                      2005             2004           2005             2004
                                                                 --------------   -------------   -------------   -------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                            $3,215          $2,857          $6,323          $5,739
  Interest on federal funds sold                                            32              26              55              52
  Interest on balances due from depository institutions                     10               9              19              15
  Interest on securities available for sale                              1,711           1,686           3,492           3,467
  Interest on investment securities                                         83             111             168             230
  Dividends on FRB and FHLB stock                                           38              19              66              46
                                                                 --------------   -------------   -------------   -------------
    Total interest and dividend income                                   5,089           4,708          10,123           9,549

INTEREST EXPENSE
Interest on deposits:
    Regular savings, NOW and money market accounts                         429             290             839             574
    Certificates and time deposits of $100,000 or more                     265             145             426             307
    Other time deposits                                                    519             464             993           1,014
  Interest on securities sold under agreements to repurchase               117             145             258             290
  Interest on other borrowings                                             276             260             574             529
                                                                 --------------   -------------   -------------   -------------
    Total interest expense                                               1,606           1,304           3,090           2,714
NET INTEREST INCOME                                                      3,483           3,404           7,033           6,835
  Provision for loan losses                                                 50             150             120             300
                                                                 --------------   -------------   -------------   -------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                       3,433           3,254           6,913           6,535

OTHER INCOME
  Income from fiduciary activities                                          49              45              95              89
  Service charges on deposit accounts                                      209             184             409             369
  Net gain/(loss) on sales or calls of securities                            6              46             241             447
  Insurance commissions                                                    202             220             434             419
  Other income                                                             142             125             295             274
                                                                 --------------   -------------   -------------   -------------
    Total other income                                                     608             620           1,474           1,598

OTHER EXPENSES
  Salaries and employee benefits                                         1,410           1,221           2,838           2,423
  Occupancy expense, net                                                   161             160             359             344
  Furniture and equipment expense                                          139             121             268             228
  External data processing expense                                         289             238             570             474
  Merger related expenses                                                1,448               -           1,448               -
  Other expense                                                            770             558           1,430           1,124
                                                                 --------------   -------------   -------------   -------------
    Total other expenses                                                 4,217           2,298           6,913           4,593
                                                                 --------------   -------------   -------------   -------------
(LOSS)/INCOME BEFORE INCOME TAXES                                         (176)          1,576           1,474           3,540
  (Benefit)/Provision for income taxes                                    (143)            437             313           1,024
                                                                 --------------   -------------   -------------   -------------
NET (LOSS)/INCOME                                                         ($33)         $1,139          $1,161          $2,516
                                                                 ==============   =============   =============   =============

  (Loss)/earnings per share
    Basic                                                               ($0.01)          $0.51           $0.52           $1.14
    Diluted                                                              (0.01)           0.51            0.52            1.13


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)


                                                     June 30,     December 31,
                                                       2005           2004
                                                    -----------    ----------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                 $12,677        $9,580
  Interest bearing deposits with banks                   2,400           369
  Federal funds sold                                     2,800         2,400
                                                    -----------    ----------
    Total cash and cash equivalents                     17,877        12,349

Securities available for sale, at fair value           169,244       189,176

Investment securities, at cost
  (approximate fair value at June 30, 2005 -
  $7,217; at December 31, 2004 - $7,804)                 7,038         7,587

Investments required by law, stock
  in Federal Home Loan Bank of New York
  and Federal Reserve Bank of New York,
  at cost                                                2,282         2,984

Loans                                                  208,641       197,313
   Unearned income                                      (6,924)       (8,778)
   Allowance for loan losses                            (2,383)       (2,331)
                                                    -----------    ----------
           Net loans                                   199,334       186,204

Premises and equipment, net                              5,860         5,780
Accrued interest receivable                              1,826         1,813
Goodwill                                                 5,809         5,809
All other intangibles                                    1,045         1,135
Other assets                                             9,382         9,332
                                                    -----------    ----------
       Total assets                                   $419,697      $422,169
                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                       $42,171       $41,922
   Regular savings, NOW and money market
     accounts                                          174,041       181,722
   Certificates and time deposits of
     $100,000 or more                                   40,777        24,657
   Other time deposits                                  85,621        83,333
                                                    -----------    ----------
     Total deposits                                    342,610       331,634

Securities sold under agreements to repurchase           9,922        12,891
Notes payable - Federal Home Loan Bank                  23,609        35,652
Other liabilities                                        3,589         1,971
                                                    -----------    ----------
       Total liabilities                               379,730       382,148

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000
  shares authorized,
  2,401,695 shares issued                                6,004         6,004
Surplus                                                  4,418         4,418
Undivided profits                                       35,190        34,981
Accumulated other comprehensive (loss)/income             (495)           10
Treasury stock, at cost; 174,875 shares at
  June 30, 2005 and 183,067 shares at
  December 31, 2004                                     (5,150)       (5,392)
                                                    -----------    ----------
       Total stockholders' equity                       39,967        40,021
                                                    -----------    ----------
       Total liabilities and stockholders' equity     $419,697      $422,169
                                                    ===========    ==========

See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                           -------------------------------------
                                                                                                 2005                 2004
                                                                                           ----------------     ----------------
Cash flows from operating activities:
     Net income                                                                                     $1,161               $2,516
     Adjustments to reconcile net income to net cash provided by operating activities:
     (Increase)/decrease in interest receivable                                                        (13)                   4
     Decrease in other assets                                                                          535                  103
     Increase in other liabilities                                                                   1,618                  278
     Deferred income tax benefit                                                                      (125)                 (97)
     Depreciation and other amortization expense                                                       321                  266
     Net increase in cash surrender value of bank-owned life insurance                                (111)                (116)
     Amortization of premiums/discounts on securities, net                                             213                  540
     Net gain on securities transactions                                                              (241)                (447)
     Provision for loan losses                                                                         120                  300
                                                                                           ----------------     ----------------
        Net cash provided by operating activities                                                    3,478                3,347
                                                                                           ----------------     ----------------

  Cash flows from investing activities:
     Purchase of investment securities                                                                (638)              (1,237)
     Purchase of securities available for sale                                                      (5,929)             (58,398)
     Net redemption of FRB and FHLB stock                                                              702                  252
     Proceeds from maturities, paydowns and calls of investment securities                           1,181                2,104
     Proceeds from maturities, paydowns and calls of securities available for sale                  19,703               25,809
     Proceeds from sale of securities available for sale                                             5,365               22,289
     Net increase in loans                                                                         (13,280)              (4,595)
     Purchases of premises and equipment, net                                                         (308)                (253)
                                                                                           ----------------     ----------------
           Net cash provided/(used) by investing activities                                          6,796              (14,029)
                                                                                           ----------------     ----------------

  Cash flows from financing activities:
     Net increase/(decrease) in deposits                                                            10,976               (1,230)
     Decrease in securities sold under agreements to repurchase                                     (2,969)                (356)
     Decrease in notes payable - Federal Home Loan Bank                                            (12,043)              (5,041)
     Treasury stock purchased                                                                           (8)                 (98)
     Cash dividends paid on common stock                                                              (932)                (884)
     Proceeds from the sale of treasury stock                                                          230                  221
                                                                                           ----------------     ----------------
           Net cash used in financing activities                                                    (4,746)              (7,388)
                                                                                           ----------------     ----------------

  Net increase/(decrease) in cash and cash equivalents                                               5,528              (18,070)
  Cash and cash equivalents beginning of period                                                     12,349               31,390
                                                                                           ----------------     ----------------

  Cash and cash equivalents end of period                                                          $17,877              $13,320
                                                                                           ================     ================

  Supplemental disclosures of cash flow information:
    Cash paid during the period:
      Interest                                                                                      $3,018               $2,760
      Income taxes                                                                                     871                  844
  Supplemental schedule of noncash investing activities:
      Net reduction in loans resulting from the transfer to real estate owned                           27                    -
      Decrease in taxes payable due to exercise of non-qualified stock options                           -                   12


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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2005 and December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2004 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and six month periods ended June 30, 2005 and 2004. (In thousands, except per share amounts)




                                                                                       Weighted
                                                                   Net                  Average
                                                              Income/(Loss)              Shares               Per Share
                                                               (Numerator)           (Denominator)              Amount
                                                          --------------------    -------------------    -------------------
For the Three Months Ended June 30, 2005:

Basic EPS                                                        $   (33)                   2,223               $(0.01)
                                                                                                         ===================
Dilutive Effect of Stock Options                                       -                        -
                                                          --------------------    -------------------
Diluted EPS                                                      $   (33)                   2,223               $(0.01)
                                                          ====================    ===================    ===================

For the Three Months Ended June 30, 2004:

Basic EPS                                                         $1,139                    2,214                $0.51
                                                                                                         ===================
Dilutive Effect of Stock Options                                       -                        6
                                                          --------------------    -------------------
Diluted EPS                                                       $1,139                    2,220                $0.51
                                                          ====================    ===================    ===================

For the Six Months Ended June 30, 2005:

Basic EPS                                                         $1,161                    2,221                $0.52
                                                                                                         ===================
Dilutive Effect of Stock Options                                       -                       18
                                                          --------------------    -------------------
Diluted EPS                                                       $1,161                    2,239                $0.52
                                                          ====================    ===================    ===================

For the Six Months Ended June 30, 2004:

Basic EPS                                                         $2,516                    2,212                $1.14
                                                                                                         ===================
Dilutive Effect of Stock Options                                       -                        6
                                                          --------------------    -------------------
Diluted EPS                                                       $2,516                    2,218                $1.13
                                                          ====================    ===================    ===================


For the three months ended June 30, 2005, 21,000 shares would have been dilutive if the Company had been in a net income position.


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

On June 24, 2002, 40,550 options were awarded at an exercise price of $29.43 per share. These options have a ten-year term with twenty- five percent vesting each year starting one year from the date of the grant. On June 30, 2003, 41,800 options were awarded at an exercise price of $25.75 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant. On October 26, 2004, 44,300 options were awarded at an exercise price of $26.325 per share. These options have a ten-year term with twenty-five percent vesting each year starting one year from the date of the grant.

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

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three month and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data):




                                                           Three Months Ended                Six Months Ended
                                                                 June 30                          June 30
                                                    -------------------------------   ---------------------------------
                                                         2005             2004            2005                2004
                                                    --------------   --------------   -------------     ---------------
Net (loss)/income:
     As reported                                             ($33)          $1,139          $1,161             $2,516
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                            (32)             (28)            (64)               (56)
                                                    --------------   --------------   -------------    ---------------
Pro forma net (loss)/income                                  ($65)          $1,111          $1,097             $2,460
                                                    ==============   ==============   =============    ===============

(Loss)/earnings per share:
     Basic - as reported                                   ($0.01)           $0.51           $0.52              $1.14
     Basic - pro forma                                      (0.03)            0.50            0.49               1.11

     Diluted - as reported                                  (0.01)            0.51            0.52               1.13
     Diluted - pro forma                                    (0.03)            0.50            0.49               1.11




4. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $840,000 for the three months ended June 30, 2005 as compared to a total comprehensive loss of $1,135,000 for the three months ended June 30, 2004. For the six month periods ended June 30, 2005 and 2004 the Company recorded total comprehensive income of $656,000 and $797,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and any minimum pension liability adjustments. The Company's other comprehensive income/(loss) consisted of the following for the three and six month periods ended June 30, 2005 and 2004 (in thousands):



                                                                            2005                         2004
                                                                     -------------------        -------------------
Three months ended June 30:
Net unrealized holding gains/(losses) arising during the
   period, net of taxes of ($559) in 2005 and $1,432 in 2004                       $877                    ($2,246)

Reclassification adjustment for net realized gains included in
   income, net of taxes of $3 in 2005 and $18 in 2004                                (4)                       (28)
                                                                     -------------------        -------------------

Other comprehensive income/(loss)                                                  $873                    ($2,274)
                                                                     ===================        ===================





                                                                            2005                         2004
                                                                     -------------------        -------------------
Six months ended June 30:
Net unrealized holding losses arising during the
   period, net of taxes of $228 in 2005 and $922 in 2004                          ($358)                   ($1,446)

Reclassification adjustment for net realized gains included in
   income, net of taxes of $94 in 2005 and $174 in 2004                            (147)                      (273)
                                                                     -------------------        -------------------
Other comprehensive loss                                                          ($505)                   ($1,719)
                                                                     ===================        ===================



5. PENSION BENEFITS

The following components of net periodic pension cost were recognized by the Company in the accompanying consolidated statements of income:




                                                             Three Months Ended                     Six Months Ended
                                                                  June 30                               June 30
                                                   ------------------------------------   ------------------------------------
                                                         2005                 2004            2005                  2004
                                                   ---------------        -------------   --------------        --------------
Service cost                                             $65                  $60             $131                  $120
Interest cost                                             80                   75              159                   151
Expected return on plan assets                           (90)                 (82)            (180)                 (164)
Amortization of loss from earlier periods                 17                   17               35                    33
Amortization of unrecognized prior service cost            5                    4                9                     8
                                                   ---------------        -------------   --------------        --------------
     Net periodic pension cost                           $77                  $74             $154                  $148
                                                   ===============        =============   ==============        ==============



The Company contributed $236,000 to its pension plan in June 2005. This is the total amount expected to be paid in 2005.


6. COMPANY ACQUISITION

On June 13, 2005, CNB Bancorp, Inc. ("CNB") and NBT Bancorp, Inc. ("NBT") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which NBT has agreed to acquire CNB by way of a merger of CNB with and into NBT, with NBT as the surviving corporation (the "Merger"). Following the Merger, the wholly-owned commercial bank subsidiary of CNB, City National Bank and Trust Company, will be merged with and into the wholly-owned commercial Bank subsidiary of NBT, NBT Bank, N.A.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, at the effective time of the Merger, CNB shareholders will be given the opportunity to elect to receive either $38.00 in cash or 1.64 shares of NBT common stock for each share of CNB common stock, subject to election and proration procedures that provide, among other things, that the aggregate consideration will be 55% stock and 45% cash. As part of the transaction, all outstanding CNB stock options at the effective time of the Merger that qualify as incentive stock options will be converted into incentive stock options for the purchase of NBT common shares. Holders of outstanding nonqualified CNB stock options at the effective time of the Merger will be entitled to receive a cash payment for their nonqualified stock options as provided under the Merger Agreement.

The Merger is subject to regulatory approvals as well as approval by CNB's shareholders and is expected to close in the fourth quarter of 2005. The completion of the Merger is subject to various customary closing conditions, including obtaining the approval of CNB's shareholders, regulatory approval, effectiveness of a Form S-4 registration statement to be filed by NBT and accuracy of representations and warranties set forth in the Merger Agreement. The Merger Agreement contains certain termination rights for both CNB and NBT, and further provides that, upon termination of the Merger Agreement upon specified circumstances, CNB may be obligated to pay a termination fee of $4.5 million to NBT. As of June 30, 2005, the Company has incurred expenses of approximately $1,448,000 related to the pending acquisition. Legal and professional fees of approximately $271,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount.


7. BRANCH ACQUISITION

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


8. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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


9. GUARANTEES

FASB Interpretation No. 45 (FIN No. 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $293,000 at June 30, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2005 and December 31, 2004 was insignificant.

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

Certain statements contained in this discussion are "forward-looking statements" that involve risks and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

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


COMPANY ACQUISITION

On June 13, 2005, CNB Bancorp, Inc. ("CNB") and NBT Bancorp, Inc. ("NBT") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which NBT has agreed to acquire CNB by way of a merger of CNB with and into NBT, with NBT as the surviving corporation (the "Merger'). Following the Merger, the wholly-owned commercial bank subsidiary of CNB, City National Bank and Trust Company, will be merged with and into the wholly-owned commercial Bank subsidiary of NBT, NBT Bank, N.A.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, at the effective time of the Merger, CNB shareholders will be given the opportunity to elect to receive either $38.00 in cash or 1.64 shares of NBT common stock for each share of CNB common stock, subject to election and proration procedures that provide, among other things, that the aggregate consideration will be 55% stock and 45% cash.

The Merger is subject to regulatory approvals as well as approval by CNB's shareholders and is expected to close in the fourth quarter of 2005. The Merger Agreement contains certain termination rights for both CNB and NBT, and further provides that, upon termination of the Merger Agreement upon specified circumstances, CNB may be obligated to pay a termination fee of $4.5 million to NBT. As of June 30, 2005, the Company has incurred expenses of approximately $1,448,000 related to the pending acquisition. Legal and professional fees of approximately $271,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount.



FINANCIAL REVIEW:


Financial Condition:

Total assets at June 30, 2005 were $419.7 million, a decrease of $2.5 million, or 0.6%, from the December 31, 2004 amount of $422.2 million. The decrease was primarily related to the Company reducing securities sold under agreements to repurchase and notes payable with the Federal Home Loan Bank by $15.0 million. Funds from maturing and sold securities available for sale were used to reduce these borrowings and to increase liquidity with additional cash and cash equivalents of $5.5 million. Securities available for sale decreased $19.9 million from December 31, 2004. There was also an increase in loans, net of unearned discount, of approximately $13.2 million which was primarily funded with the growth in deposits of $11.0 million. Stockholders' equity remained virtually unchanged at $40.0 million from December 31, 2004 to June 30, 2005. This primarily relates to the retention of earnings, net of dividends paid for the first six months of 2005 virtually offsetting the after tax effect of the decline in the market value of the available for sale securities of $0.5 million.

Securities available for sale decreased $19.9 million, or 10.5%, from $189.2 million at December 31, 2004 to $169.2 million at June 30, 2005. The Company sold approximately $5.4 million of available for sale securities during the first six months of 2005 to improve the Company's cash position and reduce borrowings with the Federal Home Loan Bank and reduce securities sold under agreement to repurchase. Maturing securities and cash flows from mortgaged-backed securities were also used to reduce borrowings and provide the Company with additional cash.

Loans receivable, net of unearned income, increased $13.2 million, or 7.0% from $188.5 million at December 31, 2004 to $201.7 million at June 30, 2005. The largest increase was in commercial lending, primarily in the rapidly growing Saratoga County market, which increased $11.3 million from December 31, 2004. Slight increases in mortgage lending and consumer installment lending were also recorded during the first six months of 2005.

Cash and cash equivalents increased by $5.5 million, or 44.8%, from $12.3 million at December 31, 2004, to $17.9 million at June 30, 2005 as the Company retained cash to improve short term liquidity. The Company also anticipates using some of this cash to continue with its plan of reducing borrowings over the remainder of the year.

The Company performed the goodwill impairment test during the first quarter of 2005 and determined that no impairment loss was required to be recognized.

Deposits at June 30, 2005 were $342.6 million, an increase of $11.0 million, or 3.3%, from the balance of $331.6 million at December 31, 2004. Demand deposits increased $0.2 million and regular savings, NOW and money market accounts decreased $7.7 million. Certificates of deposit showed the largest gain of $18.4 million as depositors are returning to certificates of deposit as rates have been rising during the first six months of 2005. Also additional certificates of deposit were booked during the first six months of 2005 in Saratoga County.

Stockholders' equity remained virtually unchanged at $40.0 million from December 31, 2004 to June 30, 2005. The retention of earnings for the first six months of 2005, less dividends paid, was basically offset by the reduction in accumulated other comprehensive income.


Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first six months of 2005. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.


Capital Resources:

Stockholders' equity to total assets remained virtually unchanged at 9.5% from December 31, 2004 to June 30, 2005. The decrease in total assets associated with the sale of securities available for sale and the reduction in borrowed funds combined with earnings during the first six months of 2005 over dividends paid, net treasury stock transactions and the decrease in accumulated other comprehensive income caused this ratio to remain virtually unchanged from December 31, 2004.

The table below shows the Company's June 30, 2005 ratios, December 31, 2004 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                    Regulatory
                                  June 30, 2005  December 31, 2004  Guidelines
                                  -------------  -----------------  ----------
Tier 1 risk based capital
  to net risk weighted assets         14.9%            15.2%           6.0%
Total risk based capital to net
  risk weighted assets                16.0             16.3           10.0

Leverage ratio
  (Tier 1/adjusted total assets)       8.0              7.7            5.0

These ratios for the Company, as well as the ratios for the subsidiary Bank, are well in excess of regulatory minimums.


Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Net income decreased $1,172,000 or 102.9% for the second quarter of 2005 as compared to the same period of 2004. This decrease was primarily due to the increase in total other expenses. Expenses totaling $1,448,000 associated with the pending acquisition by NBT, some of which are not tax deductible, and additional operating costs associated with the purchase of the two branch offices from HSBC, added to the Company on July, 30, 2004, were the primary reasons for the increase in other expenses. An increase in the net interest income, a reduction in the provision for loan losses and a reduction in the provision for income taxes offset some of the additional expenses in the second quarter of 2005.

Total interest and dividend income for the second quarter of 2005 increased $381,000 or 8.1% from the corresponding period in 2004, while total interest expense increased $302,000 or 23.2% from the corresponding period in 2004. Net interest income increased $79,000 or 2.3% from the corresponding period of 2004. This increase is primarily due to the increase in volume of interest earning assets over the comparable period of 2004 of $26.1 million. The overall average rate on the interest earning assets increased slightly from 5.43% in 2004 to 5.46% in 2005. This small increase coupled with the increase in the average rate on interest bearing liabilities from 1.64% in 2004 to 1.91% in 2005 caused the net interest margin to decrease from 3.99% for the second quarter of 2004 to 3.81% for the corresponding period of 2005. The decline in the net interest margin is expected to continue throughout 2005 as interest-bearing liabilities continue to reprice more rapidly than interest-earning assets.

The increase in interest and fees on loans of $358,000 or 12.5% from the corresponding period of 2004 is primarily due to the increase in volume of $26.4 million from the comparable period of 2004. Approximately $6.0 million of this increase relates to the branches acquired from HSBC on July 30, 2004. The average rate on the total loan portfolio decreased from 6.63% for the second quarter of 2004 to 6.47% for the same period of 2005. This was primarily due to new loans being booked in the consumer installment and mortgage portfolios having lower rates, on average, than the existing average rates on the runoff of these portfolios. This is expected to continue throughout 2005.

The decrease in interest on the securities portfolio of $3,000 from the corresponding period of 2004 is primarily due to the decrease in the tax effected yield on the overall securities portfolio of 20 basis points from 4.65% for the second quarter of 2004 to 4.45% for the comparable period of 2005. Some of this decline due to the lower overall average rate was offset by an increase in the average volume of $9.4 million. The increase in interest expense of $302,000 for the second quarter of 2005 as compared to the same period of 2004 is primarily related to the increase in interest bearing deposits of $25.9 million as compared to the second quarter of 2004. An increase in rates on virtually all categories of deposits and borrowings increased the overall average rate paid on interest bearing liabilities from 1.64% for the second quarter of 2004 to 1.91% for the comparable period of 2005.

The provision for loan losses decreased $100,000 to $50,000 from the corresponding period in 2004. Net charge-offs decreased $104,000 from the prior year period decreasing from $129,000 in the second quarter of 2004 to $25,000 in the second quarter of 2005. Non-performing loans decreased from $720,000 at December 31, 2004 to $364,000 at June 30, 2005, a decrease of
$356,000. This decrease primarily relates to two commercial non-accrual loans that were paid off during the first quarter of 2005 and one new commercial non-accrual loan that was added in the second quarter of 2005. Based on our most recent analysis of collateral and cash flow on the remaining non-performing loans we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2005 and 2004. The allowance for loan losses as a percent of net loans outstanding was 1.18% at June 30, 2005, 1.24% at December 31, 2004 and 1.40% at June 30, 2004.

Non-interest income decreased $12,000 or 1.9% from the corresponding period of 2004. This decrease was primarily due to the decrease in gains on sales of securities from the available for sale investment portfolio and the decrease in insurance commissions. This decrease was partially offset by an increase in service charges on deposit accounts and other income. The higher service charges on deposit accounts primarily reflects higher usage of the subsidiary Bank's debit cards. The higher other income reflects additional ATM fees and higher other fee income. The decrease in insurance commissions primarily relates to the insurance subsidiaries contingency income.

Non-interest expense increased $1,919,000 or 83.5% from the corresponding period of 2004. The primary reason for the significant increase in non-interest expense was the Merger related expenses of $1,448,000 which relates to the pending acquisition by NBT Bancorp, Inc. Legal and professional fees of approximately $271,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount. Increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and external data processing expense were primarily a result of the acquisition of the two HSBC branches on July 30, 2004. The higher salaries and employee benefits were also due to normal salary adjustments, higher pension expense and increases in medical insurance premiums. The higher occupancy expenses were due to higher utilities and rent expense associated with the two new branches acquired from HSBC. The higher furniture and equipment expense relates to higher depreciation expense, higher maintenance contracts and higher overall equipment maintenance expense. The higher external data processing expense relates primarily to the additional accounts acquired with the HSBC branch acquisition and the higher volume of debit card transactions. Higher other expense primarily relates to costs associated with preparing for Sarbanes-Oxley compliance. Non-interest expense is expected to exceed 2004 levels for the remainder of 2005 as we anticipate additional costs associated with the pending acquisition by NBT and the additional expenses associated with the new branches acquired from HSBC BANK USA on July 30, 2004.

The provision for income taxes decreased $580,000 from the corresponding period of 2004. This primarily relates to the decrease in income before taxes of $1,752,000. The combined effective federal and state tax rate for the second quarter of 2005 was a credit of 81.3% as compared to an expense of 27.7% for the corresponding period of 2004. This also relates to the tax exempt municipal income which increased from $366,000 for the second quarter of 2004 to $384,000 for the same period of 2005. This was partially offset by the non-tax deductible expenses associated with the pending acquisition by NBT of approximately $271,000 in the second quarter of 2005.


Most Recent Year to Date and Corresponding Year to Date Period:

Net income decreased $1,355,000 or 53.9% for the first six months of 2005 as compared to the same period of 2004. This decrease was primarily due to the increase in total other expenses. Expenses associated with the pending acquisition by NBT, some of which are not tax deductible, and additional operating costs associated with the purchase of the two branch offices from HSBC, added to the Company on July, 30, 2004, were the primary reasons for the increase in other expenses. An increase in the net interest income, a reduction in the provision for loan losses and a reduction in the provision for income taxes offset some of the additional expenses in the first six months of 2005. A decrease in gains on sales of available for sale securities also reduced earnings from the comparable period of 2004. Total interest and dividend income for the first six months of 2005 increased $574,000 or 6.0% from the corresponding period in 2004, while total interest expense increased $376,000 or 13.9% from the corresponding period in 2004. Net interest income increased $198,000 or 2.9% from the corresponding period of 2004. This increase is primarily due to the increase in volume of interest earning assets over the comparable period of 2004 of $26.1 million. The overall average rate on the interest earning assets decreased slightly from 5.50% in 2004 to 5.44% in 2005. This small decrease coupled with the increase in the average rate on interest bearing liabilities from 1.70% in 2004 to 1.84% in 2005 caused the net interest margin to decrease from 4.00% for the first six months of 2004 to 3.84% for the corresponding period of 2005. The decline in the net interest margin is expected to continue throughout 2005 as interest-bearing liabilities continue to reprice more rapidly than interest-earning assets.

The increase in interest and fees on loans of $584,000 or 10.2% from the corresponding period of 2004 is primarily due to the increase in volume of $22.8 million from the comparable period of 2004. Approximately $6.0 million of this increase relates to the branches acquired from HSBC on July 30, 2004. The average rate on the total loan portfolio decreased from 6.67% for the first six months of 2004 to 6.51% for the same period of 2005. This was primarily due to new loans being booked in the consumer installment and mortgage portfolios having lower rates, on average, than the existing average rates on the runoff of these portfolios. This is expected to continue throughout 2005.

The decrease in interest on the securities portfolio of $37,000 from the corresponding period of 2004 is primarily due to the decrease in the average tax effected yield on the overall securities portfolio of 31 basis points from 4.73% for the first six months of 2004 to 4.42% for the comparable period of 2005. This was partially offset by an increase in the average volume of $12.3 million.

The increase in interest expense of $376,000 for the first six months of 2005 as compared to the same period of 2004 is primarily related to the increase in interest bearing deposits of $23.0 million as compared to the first six months of 2004. An overall increase in rates on virtually all categories of deposits and borrowings increased the overall average rate paid on interest bearing liabilities from 1.70% for the first six months of 2004 to 1.84% for the comparable period of 2005.

The provision for loan losses decreased $180,000 to $120,000 from the corresponding period in 2004. Net charge-offs decreased $192,000 from the prior year period decreasing from $260,000 in the first six months of 2004 to $68,000 in the first six months of 2005. Non-performing loans decreased from $720,000 at December 31, 2004 to $364,000 at June 30, 2005, a decrease of
$356,000. This decrease primarily relates to two commercial non-accrual loans that were paid off during the first six months of 2005 and one new commercial non-accrual loan that was added during the same period of 2005. Based on our most recent analysis of collateral and cash flow on the remaining non-performing loans we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of June 30, 2005 and 2004. The allowance for loan losses as a percent of net loans outstanding was 1.18% at June 30, 2005, 1.24% at December 31, 2004 and 1.40% at June 30, 2004.

Non-interest income decreased $124,000 or 7.8% from the corresponding period of 2004. This decrease was primarily due to the decrease in gains on sales of securities from the available for sale investment portfolio. This decrease was partially offset by an increase in service charges on deposit accounts, insurance commissions and other income. The higher service charges on deposit accounts primarily reflects higher usage of the subsidiary Bank's debit cards. The higher insurance commissions primarily relates to increases in premiums at the insurance subsidiary. The higher other income reflects additional ATM fees and higher other fee income.

Non-interest expense increased $2,320,000 or 50.5% from the corresponding period of 2004. The primary reason for the significant increase in non-interest expense was the Merger related expenses of $1,448,000 which relates to the pending acquisition by NBT Bancorp, Inc. Legal and professional fees of approximately $271,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount. Increases in salaries and employee benefits, occupancy expense, furniture and equipment expense and external data processing expense were primarily a result of the acquisition of the two HSBC branches on July 30, 2004. The higher salaries and employee benefits were also due to normal salary adjustments, higher pension expense and increases in medical insurance premiums. The higher occupancy expenses were due to higher utilities and rent expense associated with the two new branches acquired from HSBC. The higher furniture and equipment expense relates to higher depreciation expense, higher maintenance contracts and higher overall equipment maintenance expense. The higher external data processing expense relates primarily to the additional accounts acquired with the HSBC branch acquisition and the higher volume of debit card transactions. Higher other expense primarily relates to costs associated with preparing for Sarbanes-Oxley compliance. Non-interest expense is expected to exceed 2004 levels for the remainder of 2005 as we anticipate additional costs associated with the pending acquisition by NBT and the additional expenses associated with the new branches acquired from HSBC BANK USA on July 30, 2004.

The provision for income taxes decreased $711,000 from the corresponding period of 2004. This primarily relates to the decrease in income before taxes of $2,066,000. The combined effective federal and state tax rate for the first six months of 2005 was 21.2% as compared to 28.9% for the corresponding period of 2004. This also relates to the increase in tax exempt municipal income from $729,000 for the first six months of 2004 to $777,000 for the same period of 2005. This increase when compared to the significant decline in the income before taxes resulted in a lower overall effective tax rate. This was partially offset by non-tax deductible expenses associated with the pending acquisition by NBT of approximately $271,000 in the first six months of 2005.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of June 30, 2005 assuming the immediate increases or decreases in interest rates shown below:


        Change in             Estimated Net             Change in
      Interest Rate          Interest Income           Net Interest
      (basis points)          ($000 omitted)              Income
   ---------------------   ---------------------   ---------------------
           +200                   12,819                  (7.4)%
           +100                   13,392                  (3.3)
              0                   13,849                   0.0
           -100                   13,573                  (2.0)
           -200                   13,284                  (4.1)


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

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2005, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of June 30, 2005 was 14.35% of total assets.

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

                              CNB BANCORP, INC.

        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.

                                   PART II

Item 2.  Unregistered sales of equity securities and use of proceeds



                    ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       Total Number              Maximum
                                                                                        of Shares               Number of
                                                                                       Purchased as            Shares that
                                                                                     Part of Publicly           May Yet Be
                                       Total Number              Average                Announced               Purchased
                                        of Shares               Price Paid               Plans or            Under the Plans
                                        Purchased               per Share                Programs              or Programs
                                   ---------------------   ---------------------   ---------------------   ---------------------
April 1, 2005 to April 30, 2005                      -                       $-                      -                   83,165

May 1, 2005 to May 31, 2005                          -                        -                      -                   83,165

June 1, 2005 to June 30, 2005                        -                        -                      -                   83,165
                                   ---------------------   ---------------------   ---------------------
TOTAL                                                -                       $-                      -
                                   =====================   =====================   =====================


The current common stock buyback program was approved by the Company's Board of Directors effective June 1, 2003 for a period of two years, to expire on June 1, 2005. The total number of shares authorized to be purchased under the plan is 110,820. The buyback program expired on June 1, 2005 and was not extended.


Item 4.  Submission of Matters to a Vote of Security Holders - Annual Meeting

1. Election of Directors

At the annual meeting of shareholders held on April 19, 2005 there were 1,851,044 voting shares present in person or by proxy, which represented 83.32% of the Company's outstanding shares of 2,221,721. Shareholders of the Company were asked to consider the Company's nominees for directors and to elect three directors to serve for a term of three years in Class 1, and one director to fill a vacancy in Class 2 for the remaining year of its term. The Company's nominees for director were: William N. Smith, Brian K. Hanaburgh, Richard D. Ruby, and John J. Daly, each of whom were elected. The results of shareholder voting are as follows:

                                       Votes                   Votes
Director                                For                   Withheld
--------                        ---------------------   ---------------------
   William N. Smith                  1,841,169                  9,875
   Brian K. Hanaburgh                1,844,669                  6,375
   Richard D. Ruby                   1,826,169                 24,875
   John J. Daly                      1,824,627                 26,417


Directors continuing in office are: Theodore E. Hoye, III, Deborah H. Rose, Clark D. Subik, George A. Morgan, John C. Miller, Robert L.
Maider and Timothy E. Delaney.

                              CNB BANCORP, INC.

                                   PART II

Item 6.  Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.                           Exhibit

   2. Agreement and Plan of Merger, dated June 13, 2005, between CNB Bancorp, Inc. and NBT Bancorp, Inc.
            (Incorporated by reference to the current report on Form 8-K filed on June 14, 2005)


   3.1 Restated Certificate of Incorporation of CNB Bancorp, Inc. (Incorporated by reference to the current report on Form 8-K filed on August 10, 2001.)

   3.2 Bylaws of CNB Bancorp, Inc. (Incorporated by reference to the annual report on Form 10-K filed on March 31, 1996.)


   4.       Instruments Defining the Rights of Security Holders.
            (See Exhibits 3.1 and 3.2)


  10.1 Agreement and General Release with William N. Smith (Incorporated by reference to the current report on Form 8-K filed on June 14,
            2005)

  10.2 Agreement and General Release with George A. Morgan (Incorporated by reference to the current report on Form 8-K filed on June 14, 2005)


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



Dated: August 10, 2005

                               CNB BANCORP, INC

                                EXHIBIT INDEX


  Exhibit No.      Description

       2.          Agreement and Plan of Merger, dated June
                   13, 2005, between CNB Bancorp, Inc. and
                   NBT Bancorp, Inc. (Incorporated by
                   reference to the current report on Form
                   8-K filed on June 14, 2005)


       3.1         Restated Certificate of Incorporation of CNB Bancorp, Inc.
                   (Incorporated by reference to the current report on Form 8-K filed on August 10, 2001.)

       3.2         Bylaws of CNB Bancorp, Inc.
                   (Incorporated by reference to the annual report on Form 10-K filed on March 31, 1996.)


       4.          Instruments Defining the Rights of Security Holders.
                   (See Exhibits 3.1 and 3.2)


      10.1         Agreement and General Release with William
                   N. Smith (Incorporated by reference to the current report on Form 8-K filed on June
                   14, 2005)

      10.2         Agreement and General Release with George
                   A. Morgan (Incorporated by reference to
                   the current report on Form 8-K filed on
                   June 14, 2005)


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