Form 10-Q
period 2005-09-30
CNB BANCORP INC /NY/
filed 2005-11-10
CIK 839928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005      Commission File Number: 0-17501

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

Yes          No  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes          No  X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                              as of November 8, 2005
   $2.50 par value                                       2,274,768

                              CNB BANCORP, INC.
                                    INDEX

                                                                      Page No.

PART I      FINANCIAL INFORMATION

Item 1      Consolidated interim financial statements (unaudited):

            Consolidated statements of income for the three
            months ended September 30, 2005 and 2004 and the nine
            months ended September 30, 2005 and 2004                     1

            Consolidated statements of financial condition as of
            September 30, 2005 and December 31, 2004                     2

            Consolidated statements of cash flows for the nine
            months ended September 30, 2005 and 2004                     3

            Notes to consolidated interim financial statements          4 - 7

Item 2      Management's discussion and analysis of financial
            condition and results of operations                         8 - 13

Item 3      Quantitative and qualitative disclosures about
            market risk                                                  14

Item 4      Controls and procedures                                      15


PART II     OTHER INFORMATION

Item 1      Legal proceedings - not applicable

Item 2      Unregistered sales of equity securities and use of proceeds  16

Item 3      Defaults upon senior securities - none

Item 4      Submission of matters to a vote of security holders - none

Item 5      Other information - none

Item 6      Exhibits                                                     17

Signatures                                                               18

Exhibit Index                                                            19


                              CNB BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,

                                                                  2005           2004           2005          2004
                                                                 ------         ------        -------        -------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                     $3,293         $2,915        $ 9,616        $ 8,654
  Interest on federal funds sold                                     37             38             92             90
  Interest on balances due from depository institutions               6             31             25             46
  Interest on securities available for sale                       1,609          1,835          5,101          5,302
  Interest on investment securities                                  81            108            249            338
  Dividends on FRB and FHLB stock                                    29             24             95             70
                                                                 ------         ------        -------        -------
    Total interest and dividend income                            5,055          4,951         15,178         14,500

INTEREST EXPENSE
  Interest on deposits:
    Regular savings, NOW and money market accounts                  421            335          1,260            909
    Certificates and time deposits of $100,000 or more              297            139            723            446
    Other time deposits                                             552            464          1,545          1,478
  Interest on securities sold under agreements to repurchase        116            147            374            437
  Interest on other borrowings                                      241            269            815            798
                                                                 ------         ------         ------        -------
    Total interest expense                                        1,627          1,354          4,717          4,068
NET INTEREST INCOME                                               3,428          3,597         10,461         10,432
  Provision for loan losses                                          75            125            195            425
                                                                 ------         ------        -------        -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                3,353          3,472         10,266         10,007

OTHER INCOME
  Income from fiduciary activities                                   49             44            144            133
  Service charges on deposit accounts                               211            207            620            576
  Net gain/(loss) on sales or calls of securities                    --            (31)           241            416
  Insurance commissions                                             169            170            603            589
  Other income                                                      143            151            438            425
                                                                 ------         ------        -------        -------
    Total other income                                              572            541          2,046          2,139

OTHER EXPENSES
  Salaries and employee benefits                                  1,422          1,344          4,260          3,767
  Occupancy expense, net                                            165            183            524            527
  Furniture and equipment expense                                   113            135            381            363
  External data processing expense                                  311            335            881            809
  Merger related expenses                                            75             --          1,523             --
  Other expense                                                     471            634          1,901          1,758
                                                                 ------         ------        -------        -------
    Total other expenses                                          2,557          2,631          9,470          7,224
                                                                 ------         ------        -------        -------
INCOME BEFORE INCOME TAXES                                        1,368          1,382          2,842          4,922
  Provision for income taxes                                        386            357            699          1,381
                                                                 ------         ------        -------        -------
NET INCOME                                                       $  982         $1,025         $2,143        $ 3,541
                                                                 ======         ======        =======        =======
  Earnings per share
    Basic                                                        $ 0.43         $ 0.46         $ 0.96         $ 1.60
    Diluted                                                        0.42           0.46           0.94           1.60


See accompanying notes to consolidated interim financial statements


                              CNB BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      (In thousands, except share data)


                                                                       September 30,   December 31,
                                                                           2005            2004
                                                                         --------        --------
ASSETS
Cash and cash equivalents:
  Non-interest bearing                                                   $ 12,775        $  9,580
  Interest bearing deposits with banks                                        216             369
  Federal funds sold                                                           --           2,400
                                                                         --------        --------
    Total cash and cash equivalents                                        12,991          12,349

Securities available for sale, at fair value                              159,379         189,176

Investment securities, at cost (approximate fair value at
  September 30, 2005 - $7,383; at December 31, 2004 - $7,804)               7,237           7,587

Investments required by law, stock in Federal Home Loan
  Bank of New York and Federal Reserve Bank of New York,
  at cost                                                                   2,081           2,984

Loans                                                                     206,741         197,313
   Unearned income                                                         (6,212)         (8,778)
   Allowance for loan losses                                               (2,401)         (2,331)
                                                                         --------        --------
           Net loans                                                      198,128         186,204

Premises and equipment, net                                                 5,762           5,780
Accrued interest receivable                                                 2,047           1,813
Goodwill                                                                    5,809           5,809
All other intangibles                                                       1,016           1,135
Other assets                                                                9,691           9,332
                                                                         --------        --------
       Total assets                                                      $404,141        $422,169
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (non-interest bearing)                                         $ 45,131        $ 41,922
   Regular savings, NOW and money market accounts                         170,233         181,722
   Certificates and time deposits of $100,000 or more                      30,611          24,657
   Other time deposits                                                     83,824          83,333
                                                                         --------        --------
     Total deposits                                                       329,799         331,634

Securities sold under agreements to repurchase                              9,351          12,891
Federal funds purchased                                                     2,000              --
Notes payable - Federal Home Loan Bank                                     19,587          35,652
Other liabilities                                                           2,417           1,971
                                                                         --------        --------
       Total liabilities                                                  363,154         382,148

STOCKHOLDERS' EQUITY
Common stock, $2.50 par value, 5,000,000 shares authorized,
  2,401,695 shares issued                                                   6,004           6,004
Surplus                                                                     4,418           4,418
Undivided profits                                                          35,595          34,981
Accumulated other comprehensive (loss)/income                              (1,242)             10
Treasury stock, at cost; 128,577 shares at September 30, 2005 and
   183,067 shares at December 31, 2004                                     (3,788)         (5,392)
                                                                         --------        --------
       Total stockholders' equity                                          40,987          40,021
                                                                         --------        --------
       Total liabilities and stockholders' equity                        $404,141        $422,169
                                                                         ========        ========


See accompanying notes to consolidated interim financial statements

                              CNB BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)
                                                                                                           NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,

                                                                                                        2005               2004
                                                                                                      --------          --------
Cash flows from operating activities:
   Net income                                                                                         $  2,143          $  3,541
   Adjustments to reconcile net income to net cash provided by operating activities:
   Increase in interest receivable                                                                        (234)             (391)
   Decrease in other assets                                                                                807               144
   Increase in other liabilities                                                                           446               317
   Deferred income tax benefit                                                                            (175)             (137)
   Depreciation and other amortization expense                                                             471               417
   Net increase in cash surrender value of bank-owned life insurance                                      (166)             (175)
   Amortization of premiums/discounts on securities, net                                                   317               720
   Net gain on securities transactions                                                                    (241)             (416)
   Provision for loan losses                                                                               195               425
   Tax benefit from exercise of stock options                                                              114                12
                                                                                                      --------          --------
      Net cash provided by operating activities                                                          3,677             4,457
                                                                                                      --------          --------

Cash flows from investing activities:
   Net cash and cash equivalents provided by branch acquisitions                                            --            33,058
   Purchase of investment securities                                                                    (1,522)           (1,683)
   Purchase of securities available for sale                                                            (5,929)          (93,912)
   Net redemption of FRB and FHLB stock                                                                    903               254
   Proceeds from maturities, paydowns and calls of investment securities                                 1,865             2,943
   Proceeds from maturities, paydowns and calls of securities available for sale                        28,242            39,134
   Proceeds from sale of securities available for sale                                                   5,365            30,738
   Net increase in loans                                                                               (12,149)           (7,642)
   Purchases of premises and equipment, net                                                               (331)             (385)
                                                                                                      --------          --------
         Net cash provided by investing activities                                                      16,444             2,505
                                                                                                      --------          --------

Cash flows from financing activities:
   Net (decrease)/increase in deposits                                                                  (1,835)            2,861
   (Decrease)/increase in securities sold under agreements to repurchase                                (3,540)              956
   Increase in federal funds purchased                                                                   2,000                --
   Repayments of notes payable - Federal Home Loan Bank                                                (16,065)           (5,062)
   Treasury stock purchased                                                                                (13)             (216)
   Cash dividends paid on common stock                                                                  (1,408)           (1,327)
   Proceeds from the sale of treasury stock                                                              1,382               355
                                                                                                      --------          --------
         Net cash used in financing activities                                                         (19,479)           (2,433)
                                                                                                      --------          --------

Net increase in cash and cash equivalents                                                                  642             4,529
Cash and cash equivalents beginning of period                                                           12,349            31,390
                                                                                                      --------          --------

Cash and cash equivalents end of period                                                               $ 12,991          $ 35,919
                                                                                                      ========          ========

Supplemental disclosures of cash flow information:
Cash paid during the period:
    Interest                                                                                          $  4,723          $  4,101
    Income taxes                                                                                           871             1,249
Supplemental schedule of noncash investing activities:
    Fair value of assets acquired in branch acquisitions                                                    --             6,796
    Fair value of liabilities assumed in branch acquisitions                                                --            41,702
    Excess of fair value of assets over liabilities acquired
      in branch acquisitions (goodwill)                                                                     --             1,848
    Net reduction in loans resulting from the transfer to real estate owned                                 27                --


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

In the opinion of CNB Bancorp, Inc. management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. All accounting adjustments made for these periods were of a normal recurring nature. The accompanying interim consolidated financial statements should be read in conjunction with CNB Bancorp, Inc.'s consolidated year-end financial statements including notes thereto, which are included in CNB Bancorp, Inc.'s 2004 Annual Report on Form 10-K.


2. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month and nine month periods ended September 30, 2005 and 2004. (In thousands, except per share amounts)


                                                                                               Weighted
                                                                              Net              Average
                                                                         Income/(Loss)           Shares          Per Share
                                                                          (Numerator)        (Denominator)        Amount
                                                                         -------------       -------------       ---------
For the Three Months Ended September 30, 2005:
Basic EPS                                                                   $  982               2,263             $0.43
                                                                                                                   =====
Dilutive Effect of Stock Options                                                --                  64
                                                                            ------               -----
Diluted EPS                                                                 $  982               2,327             $0.42
                                                                            ======               =====             =====

For the Three Months Ended September 30, 2004:
Basic EPS                                                                   $1,025               2,216             $0.46
                                                                                                                   =====
Dilutive Effect of Stock Options                                                --                   6
                                                                            ------               -----
Diluted EPS                                                                 $1,025               2,222             $0.46
                                                                            ======               =====             =====

For the Nine Months Ended September 30, 2005:
Basic EPS                                                                   $2,143               2,235             $0.96
                                                                                                                   =====
Dilutive Effect of Stock Options                                                --                  33
                                                                            ------               -----
Diluted EPS                                                                 $2,143               2,268             $0.94
                                                                            ======               =====             =====

For the Nine Months Ended September 30, 2004:
Basic EPS                                                                   $3,541               2,213             $1.60
                                                                                                                   =====
Dilutive Effect of Stock Options                                                --                   6
                                                                            ------               -----
Diluted EPS                                                                 $3,541               2,219             $1.60
                                                                            ======               =====             =====



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

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three month and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

                                                                Three Months Ended           Nine Months Ended
                                                              ---------------------        ----------------------
                                                                   September 30                 September 30
                                                              ---------------------        ----------------------
                                                               2005          2004           2005           2004
                                                              -----         ------         ------         ------
Net income:
     As reported                                              $ 982         $1,025         $2,143         $3,541
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                            (24)           (15)           (88)           (71)
                                                              -----         ------         ------         ------
Pro forma net income                                          $ 958         $1,010         $2,055         $3,470
                                                              =====         ======         ======         ======

Earnings per share:
     Basic - as reported                                      $0.43         $ 0.46         $ 0.96         $ 1.60
     Basic - pro forma                                         0.42           0.46           0.92           1.57

     Diluted - as reported                                     0.42           0.46           0.94           1.60
     Diluted - pro forma                                       0.41           0.45           0.91           1.56



4. COMPREHENSIVE INCOME

The Company recorded total comprehensive income of $235,000 for the three months ended September 30, 2005 as compared to total comprehensive income of $2,234,000 for the three months ended September 30, 2004. For the nine month periods ended September 30, 2005 and 2004 the Company recorded total comprehensive income of $891,000 and $3,031,000, respectively. At the Company, comprehensive income represents net income plus other comprehensive income/(loss), which consists of the after tax net change in unrealized gains and losses on securities available for sale for the period and any minimum pension liability adjustments. The Company's other comprehensive income/(loss) consisted of the following for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):


Three months ended September 30:                                       2005                       2004
--------------------------------                                       -----                      ------
Net unrealized holding (losses)/gains arising during the
   period, net of taxes of $477 in 2005 and ($758) in 2004             ($747)                     $1,190

Reclassification adjustment for net realized losses included
   in income, net of taxes of ($12) in 2004                               --                          19
                                                                       -----                      ------
Other comprehensive (loss)/income                                      ($747)                     $1,209
                                                                       =====                      ======


Nine months ended September 30:                                        2005                          2004
-------------------------------                                       ------                        -----
Net unrealized holding losses arising during the
   period, net of taxes of $705 in 2005 and $164 in 2004              ($1,105)                      ($256)

Reclassification adjustment for net realized gains included in
   income, net of taxes of $94 in 2005 and $162 in 2004                  (147)                       (254)
                                                                      -------                       -----
Other comprehensive loss                                              ($1,252)                      ($510)
                                                                      =======                       =====



5. PENSION BENEFITS

The following components of net periodic pension cost were recognized by the Company in the accompanying consolidated statements of income:

                                                     Three Months Ended       Nine Months Ended
                                                     ------------------       -----------------
                                                        September 30            September 30
                                                     ------------------       -----------------
                                                     2005         2004        2005        2004
                                                     ----         ----        ----        ----
Service cost                                         $ 67         $ 60        $ 198       $ 180
Interest cost                                          80           75          239         226
Expected return on plan assets                        (90)         (82)        (270)       (246)
Amortization of loss from earlier periods              17           16           52          49
Amortization of unrecognized prior service cost         4            4           13          12
                                                     ----         ----        -----       -----
     Net periodic pension cost                       $ 78         $ 73        $ 232       $ 221
                                                     ====         ====        =====       =====

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

The Merger is subject to regulatory approvals as well as approval by CNB's shareholders and is expected to close in the first quarter of 2006. The completion of the Merger is subject to various customary closing conditions, including obtaining the approval of CNB's shareholders, regulatory approval, effectiveness of a Form S-4 registration statement to be filed by NBT and accuracy of representations and warranties set forth in the Merger Agreement. The Merger Agreement contains certain termination rights for both CNB and NBT, and further provides that, upon termination of the Merger Agreement upon specified circumstances, CNB may be obligated to pay a termination fee of $4.5 million to NBT. As of September 30, 2005, the Company has incurred expenses of approximately $1,523,000 related to the pending acquisition. Legal and professional fees of approximately $346,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount.


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


9. GUARANTEES

FASB Interpretation No. 45 (FIN No. 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34", requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $309,000 at September 30, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2005 and December 31, 2004 was insignificant.

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


COMPANY ACQUISITION:

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

The Merger is subject to regulatory approvals as well as approval by CNB's shareholders and is expected to close in the first quarter of 2006. The Merger Agreement contains certain termination rights for both CNB and NBT, and further provides that, upon termination of the Merger Agreement upon specified circumstances, CNB may be obligated to pay a termination fee of $4.5 million to NBT. As of September 30, 2005, the Company has incurred expenses of approximately $1,523,000 related to the pending acquisition. Legal and professional fees of approximately $346,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount.


FINANCIAL REVIEW:

Financial Condition:

Total assets at September 30, 2005 were $404.1 million, a decrease of $18.0 million, or 4.3%, from the December 31, 2004 amount of $422.2 million. The decrease was primarily related to the Company reducing securities sold under agreements to repurchase and notes payable with the Federal Home Loan Bank by $19.6 million. Total deposits also decreased by $1.8 million during this period. This was partially offset by an increase in federal funds purchased of $2.0 million. Funds from maturing and sold securities available for sale were used to reduce these borrowings. Securities available for sale decreased $29.8 million from December 31, 2004. There was also an increase in loans, net of unearned discount, of approximately $12.0 million which was primarily funded with the decrease in securities available for sale. Stockholders' equity increased $1.0 million to $41.0 million at September 30, 2005 as compared to $40.0 million at December 31, 2004. This primarily relates to the retention of earnings, net of dividends paid for the first nine months of 2005 more than offsetting the after tax effect of the decline in the market value of the available for sale securities of $1.3 million.

Securities available for sale decreased $29.8 million, or 15.8%, from $189.2 million at December 31, 2004 to $159.4 million at September 30, 2005. The Company sold approximately $5.4 million of available for sale securities during the first nine months of 2005 to improve the Company's cash position and reduce borrowings with the Federal Home Loan Bank and reduce securities sold under agreement to repurchase. Maturing securities and cash flows from mortgaged-backed securities were also used to reduce borrowings and provide the Company with additional cash.

Loans receivable, net of unearned income, increased $12.0 million, or 6.4% from $188.5 million at December 31, 2004 to $200.5 million at September 30, 2005. The largest increase was in commercial lending, primarily in the rapidly growing Saratoga County market, which increased $7.2 million from December 31, 2004. Increases in residential mortgage lending and consumer installment lending were also recorded during the first nine months of 2005.

Cash and cash equivalents increased by $0.6 million, or 5.2%, from $12.3 million at December 31, 2004, to $13.0 million at September 30, 2005 as the Company retained cash to improve short term liquidity. The Company also anticipates using some of this cash to continue with its plan of reducing borrowings over the remainder of the year.

The Company performed the goodwill impairment test during the first quarter of 2005 and determined that no impairment loss was required to be recognized.

Deposits at September 30, 2005 were $329.8 million, a decrease of $1.8 million, or 0.6%, from the balance of $331.6 million at December 31, 2004. Demand deposits increased $3.2 million and regular savings, NOW and money market accounts decreased $11.5 million. Certificates of deposit showed the largest gain of $6.4 million as depositors are returning to certificates of deposit as rates have been rising during the first nine months of 2005. Also additional certificates of deposit were booked during the first nine months of 2005 in Saratoga County.

Stockholders' equity increased by $1.0 million from $40.0 million at December 31, 2004 to $41.0 million at September 30, 2005. The retention of earnings for the first nine months of 2005, less dividends paid, more than offset the reduction in accumulated other comprehensive income.

Liquidity:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and make new loans or investments.

There have been no trends or demands that have negatively affected the Company's or the subsidiary Bank's liquidity position in any material way during the first nine months of 2005. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. Funds from repayment of loans, maturing investment securities and securities available for sale, and additional borrowings from the Federal Home Loan Bank are available to satisfy liquidity needs that may arise.

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital Resources:

Stockholders' equity to total assets increased to 10.1% at September 30, 2005 as compared to 9.5% at December 31, 2004. The decrease in total assets associated with the sale of securities available for sale and the reduction in borrowed funds combined with earnings during the first nine months of 2005 over dividends paid, net treasury stock transactions and the decrease in accumulated other comprehensive income caused this ratio to improve from December 31, 2004.

The table below shows the Company's September 30, 2005 ratios, December 31, 2004 ratios and the current regulatory guideline ratios for classification as well capitalized as established by the Federal Reserve Board.

                                                                                                                      Regulatory
                                                               September 30, 2005         December 31, 2004           Guidelines
                                                               ------------------         -----------------           ----------
Tier 1 risk based capital to net risk weighted assets                 16.1%                     15.2%                     6.0%
Total risk based capital to net risk weighted assets                  17.2                      16.3                     10.0

Leverage ratio (Tier 1/adjusted total assets)                          8.6                       7.7                      5.0


These ratios for the Company, as well as the ratios for the subsidiary Bank, are well in excess of regulatory minimums.

Results of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

Net income decreased $43,000 or 4.2% for the third quarter of 2005 as compared to the same period of 2004. This decrease was primarily due to the decrease in the net interest income of $169,000 from the corresponding period of 2004. A reduction in the provision for loan losses and a reduction in other expenses offset some of the decline in the net interest income. An increase in other income also offset some of the decline in the net interest income. The provision for income taxes was higher than the same period of 2004 due to additional non tax deductible amounts in other expenses associated with the pending acquisition by NBT.

Total interest and dividend income for the third quarter of 2005 increased $104,000 or 2.1% from the corresponding period in 2004, while total interest expense increased $273,000 or 20.2% from the corresponding period in 2004. Net interest income decreased $169,000 or 4.7% from the corresponding period of 2004. This decrease is primarily due to the decrease in the net interest margin from 3.96% for the third quarter of 2004 to 3.83% for the corresponding period of 2005. This decrease is primarily due to the increase in the average rate on interest bearing liabilities from 1.60% in 2004 to 1.99% in 2005 more than offsetting the increase in the average rate on the interest earning assets from 5.35% for the third quarter of 2004 to 5.52% for the same period of 2005. The decrease was also due to the decline in volume of interest earning assets over the comparable period of 2004 of $5.3 million. The decline in the net interest margin is expected to continue throughout 2005 as interest-bearing liabilities continue to reprice more rapidly than interest-earning assets.

The increase in interest and fees on loans of $378,000 or 13.0% from the corresponding period of 2004 is primarily due to the increase in volume of $21.0 million from the comparable period of 2004. Approximately $6.0 million of this increase relates to the branches acquired from HSBC on July 30, 2004. The average rate on the total loan portfolio increased from 6.45% for the third quarter of 2004 to 6.52% for the same period of 2005. This was primarily due to new loans being booked in the commercial portfolio having higher rates, on average, than the existing average rates on the runoff of this portfolio. New consumer loans and residential mortgage loans, on average, continue to be booked at rates lower than the average rates being earned on the existing portfolios. This is expected to continue throughout the remainder of 2005.

The decrease in interest on the securities portfolio of $253,000 from the corresponding period of 2004 is primarily due to the decrease in the average volume of $11.5 million from the same period of 2004 coupled with the decrease in the tax effected yield on the overall securities portfolio of 27 basis points from 4.71% for the third quarter of 2004 to 4.44% for the same period of 2005.

The increase in interest expense of $273,000 for the third quarter of 2005 as compared to the same period of 2004 is primarily related to the increase in rates on virtually all categories of deposits and borrowings which increased the overall average rate paid on interest bearing liabilities from 1.60% for the third quarter of 2004 to 1.99% for the comparable period of 2005. The decrease in interest bearing liabilities of $11.9 million as compared to the third quarter of 2004 offset some of the effect of the overall rate increase.

The provision for loan losses decreased $50,000 to $75,000 from the corresponding period in 2004. Net charge-offs decreased $10,000 from the prior year period decreasing from $68,000 in the third quarter of 2004 to $58,000 in the third quarter of 2005. Non-performing loans decreased from $720,000 at December 31, 2004 to $348,000 at September 30, 2005, a decrease of $372,000. This decrease primarily relates to two commercial non-accrual loans that were paid off during the first quarter of 2005 and one new commercial non-accrual loan that was added in the second quarter of 2005. Based on our most recent analysis of collateral and cash flow on the remaining non-performing loans we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both quarters was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2005 and 2004. The allowance for loan losses as a percent of net loans outstanding was 1.20% at September 30, 2005, 1.24% at December 31, 2004 and 1.36% at September 30, 2004.

Non-interest income increased $31,000 or 5.7% from the corresponding period of 2004. This increase was primarily due to the loss on sales of securities from the available for sale investment portfolio in the third quarter of 2004 totaling $31,000. Slightly higher fiduciary fees and service charges on deposit accounts were offset by lower other income in the third quarter of 2005 as compared to the same period of 2004.

Non-interest expense decreased $74,000 or 2.8% from the corresponding period of 2004. This decrease primarily relates to various start up costs associated with the branch acquisitions on July 30, 2004 from HSBC. Marketing expense, stationery and supplies, external data processing expense and maintenance and repairs of buildings and equipment were the main accounts effected in 2004 with the acquisition of the branches from HSBC. Increases in salaries and employee benefits and the merger related expenses associated with the pending acquisition by NBT partially offset the decrease in the other expenses mentioned above. The higher salaries and employee benefits were partially related to the acquisition of the two branches on July 30, 2004 from HSBC and were also due to normal salary adjustments, higher pension expense and increases in medical insurance premiums. The lower occupancy expenses were due to higher rents received in 2005 for office space in our Saratoga Office which more than offset the higher utilities and rents paid for the two HSBC offices acquired in 2004. The lower furniture and equipment expense relates to various maintenance contracts that were not renewed in 2005 and other expenses associated with the HSBC branch acquisition in 2004 that were non-recurring in 2005. Higher depreciation expense partially offset some of these expenses. The lower external data processing expense relates primarily to one time expenses associated with the conversion of the HSBC accounts on to our data processing system in 2004. Lower other expense primarily relates to lower stationery and supplies and marketing expenses associated with the acquisition of the branches from HSBC in 2004. Non-interest expense is expected to exceed 2004 levels for the remainder of 2005 as we anticipate additional costs associated with the pending acquisition by NBT.

The provision for income taxes increased $29,000 from the corresponding period of 2004. Income before income taxes decreased $14,000 for the third quarter of 2005 as compared to the same period of 2004. The higher provision for income taxes primarily relates to the non-tax deductible expenses associated with the pending acquisition by NBT of approximately $75,000 in the third quarter of 2005. The effect of the non-tax deductible expenses was slightly offset by an increase in the tax exempt municipal income from $372,000 for the third quartet of 2004 to $377,000 for the same period of 2005. The combined effective federal and state tax rate for the third quarter of 2005 was 28.2% as compared to 25.8% for the corresponding period of 2004.

Most Recent Year to Date and Corresponding Year to Date Period:

Net income decreased $1,398,000 or 39.5% for the first nine months of 2005 as compared to the same period of 2004. This decrease was primarily due to the increase in total other expenses. Expenses associated with the pending acquisition by NBT, some of which are not tax deductible, and additional operating costs associated with the purchase of the two branch offices from HSBC, added to the Company on July, 30, 2004, were the primary reasons for the increase in other expenses. A slight increase in the net interest income, a reduction in the provision for loan losses and a reduction in the provision for income taxes offset some of the additional expenses in the first nine months of 2005. A decrease in gains on sales of available for sale securities also reduced earnings from the comparable period of 2004.

Total interest and dividend income for the first nine months of 2005 increased $678,000 or 4.7% from the corresponding period in 2004, while total interest expense increased $649,000 or 16.0% from the corresponding period in 2004. Net interest income increased $29,000 or 0.3% from the corresponding period of 2004. This increase is primarily due to the increase in volume of interest earning assets over the comparable period of 2004 of $15.6 million. The overall average rate on the interest earning assets increased slightly from 5.45% in 2004 to 5.46% in 2005. This small increase coupled with the increase in the average rate on interest bearing liabilities from 1.66% in 2004 to 1.88% in 2005 caused the net interest margin to decrease from 3.99% for the first nine months of 2004 to 3.84% for the corresponding period of 2005. The decline in the net interest margin is expected to continue throughout 2005 as interest-bearing liabilities continue to reprice more rapidly than interest-earning assets.

The increase in interest and fees on loans of $962,000 or 11.1% from the corresponding period of 2004 is primarily due to the increase in volume of $22.2 million from the comparable period of 2004. Approximately $6.0 million of this increase relates to the branches acquired from HSBC on July 30, 2004. The average rate on the total loan portfolio decreased from 6.60% for the first nine months of 2004 to 6.50% for the same period of 2005. This was primarily due to new loans being booked in the consumer installment and mortgage portfolios having lower rates, on average, than the existing average rates on the runoff of these portfolios. This is expected to continue throughout 2005.

The decrease in interest on the securities portfolio of $290,000 from the corresponding period of 2004 is primarily due to the decrease in the average tax effected yield on the overall securities portfolio of 29 basis points from 4.72% for the first nine months of 2004 to 4.43% for the comparable period of 2005. This was partially offset by an increase in the average volume of $4.3 million.

The increase in interest expense of $649,000 for the first nine months of 2005 as compared to the same period of 2004 is primarily related to the increase in rates on virtually all categories of deposits and borrowings. The overall average rate paid on interest bearing liabilities increased from 1.66% for the first nine months of 2004 to 1.88% for the comparable period of 2005. An increase in total interest bearing liabilities of $7.2 million over the comparable period of 2004 also contributed to the increase in interest expense.

The provision for loan losses decreased $230,000 to $195,000 from the corresponding period in 2004. Net charge-offs decreased $202,000 from the prior year period decreasing from $328,000 in the first nine months of 2004 to $126,000 in the first nine months of 2005. Non-performing loans decreased from $720,000 at December 31, 2004 to $348,000 at September 30, 2005, a
decrease of $372,000. This decrease primarily relates to two commercial non-accrual loans that were paid off during the first nine months of 2005 and one new commercial non-accrual loan that was added during the same period of 2005. Based on our most recent analysis of collateral and cash flow on the remaining non-performing loans we believe that the allowance for loan losses allocated to these relationships is adequate. The provision in both periods was deemed to be adequate based on the overall evaluation of the allowance for loan losses as of September 30, 2005 and 2004. The allowance for loan losses as a percent of net loans outstanding was 1.20% at September 30, 2005, 1.24% at December 31, 2004 and 1.36% at September 30, 2004.

Non-interest income decreased $93,000 or 4.3% from the corresponding period of 2004. This decrease was primarily due to the decrease in gains on sales of securities from the available for sale investment portfolio. This decrease was partially offset by an increase in service charges on deposit accounts, insurance commissions, fiduciary fees and other income. The higher service charges on deposit accounts primarily reflects higher usage of the subsidiary Bank's debit cards. The higher insurance commissions primarily relates to increases in premiums at the insurance subsidiary. The higher other income reflects additional ATM fees and higher other fee income.

Non-interest expense increased $2,246,000 or 31.1% from the corresponding period of 2004. The primary reason for the significant increase in non-interest expense was the Merger related expenses of $1,523,000 which relates to the pending acquisition by NBT Bancorp, Inc. Legal and professional fees of approximately $346,000, which are not tax deductible, and termination fees associated with the Company's data processing contract of approximately $1,177,000 make up this amount. Increases in salaries and employee benefits, furniture and equipment expense and external data processing expense were primarily a result of the acquisition of the two HSBC branches on July 30, 2004. The higher salaries and employee benefits were also due to normal salary adjustments, higher pension expense and increases in medical insurance premiums. The higher furniture and equipment expense relates to higher depreciation expense, higher maintenance contracts and higher overall equipment maintenance expense. The higher external data processing expense relates primarily to the additional accounts acquired with the HSBC branch acquisition and the higher volume of debit card transactions. Higher other expense primarily relates to costs associated with preparing for Sarbanes-Oxley compliance. Occupancy expense was slightly lower than the same period of 2004 as additional office space in the Saratoga Office was leased to tenants in 2005. This additional income offset the additional occupancy expenses associated with the acquisition of the HSBC offices in July 2004. Non-interest expense is expected to exceed 2004 levels for the remainder of 2005 as we anticipate additional costs associated with the pending acquisition by NBT.

The provision for income taxes decreased $682,000 from the corresponding period of 2004. This primarily relates to the decrease in income before taxes of $2,080,000. The combined effective federal and state tax rate for the first nine months of 2005 was 24.6% as compared to 28.1% for the corresponding period of 2004. This also relates to the increase in tax exempt municipal income from $1,101,000 for the first nine months of 2004 to $1,155,000 for the same period of 2005. This increase when compared to the significant decline in the income before taxes resulted in a lower overall effective tax rate. This was partially offset by non-tax deductible expenses associated with the pending acquisition by NBT of approximately $346,000 in the first nine months of 2005.

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

The following table shows the approximate effect on the subsidiary Bank's annualized net interest income, on a tax equivalent basis, as of September 30, 2005 assuming the immediate increases or decreases in interest rates shown below:

  Change in             Estimated Net            Change in
Interest Rate          Interest Income          Net Interest
(basis points)          ($000 omitted)             Income
--------------         ---------------          ------------
     +200                   12,657                  (7.9)%
     +100                   13,260                  (3.5)
        0                   13,745                   0.0
     -100                   13,686                  (0.4)
     -200                   13,531                  (1.6)

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

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2005, the subsidiary Bank was in a liability sensitive or "negative gap" position which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of September 30, 2005 was 14.59% of total assets.

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

                              CNB BANCORP, INC.
        DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              CNB BANCORP, INC.

                                   PART II

Item 2.          Unregistered sales of equity securities and use of proceeds


                    ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                    Total Number              Maximum
                                                                                      of Shares               Number of
                                                                                    Purchased as            Shares that
                                                                                   Part of Publicly           May Yet Be
                                             Total Number         Average             Announced               Purchased
                                              of Shares          Price Paid            Plans or            Under the Plans
                                              Purchased          per Share             Programs              or Programs
                                             ------------        ----------        ----------------        ---------------

July 1, 2005 to July 31, 2005                     134              $38.10                 --                      --

August 1, 2005 to August 31, 2005                  --                  --                 --                      --

September 1, 2005 to September 30, 2005            --                  --                 --                      --
                                                  ---              ------                 --

TOTAL                                             134              $38.10                 --
                                                  ===              ======                 ==


The most recent common stock buyback program was approved by the Company's Board of Directors effective June 1, 2003 for a period of two years, to expire on June 1, 2005. The total number of shares authorized to be purchased under the plan was 110,820. The buyback program expired on June 1, 2005 and was not extended. The shares purchased in July 2005 represent the fractional shares held by participants in the dividend reinvestment plan which was terminated in July 2005. Certificates were issued for all full shares and the Company purchased the remaining fractional shares at the current market price of $38.10.

                              CNB BANCORP, INC.

                                   PART II


Item 6.      Exhibits

The following exhibits are filed as a part of this report:

Exhibit No.  Exhibit
-----------  -------
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

                                  CNB BANCORP, INC.

                                  By /s/ William N. Smith
                                  -----------------------
                                  William N. Smith, Chairman of the Board,
                                  President and Chief Executive Officer
                                  (chief executive officer)

                                  By /s/ George A. Morgan
                                  -----------------------
                                  George A. Morgan, Vice President and
                                  Secretary
                                  (principal financial and accounting officer)

Dated: November 8, 2005

                              CNB BANCORP, INC.

                                EXHIBIT INDEX


Exhibit No.  Description
----------   -----------
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